Form 10QSB
period 2007-09-30
Thomas Pharmaceuticals, Ltd.
filed 2007-12-10
CIK 1391428

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to _____________________________

Commission file number:    000-52876

THOMAS PHARMACEUTICALS, LTD.

(Exact name of registrant as specified in its charter)

New Jersey	20-3954826
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

750 Highway 34
Matawan, NJ	07747
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code:    (732) 441-7700

Securities registered under Section 12(b) of the Exchange Act:    None.

Securities registered under Section 12(g) of the Exchange Act:	Class A Common Stock, no par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES   ☐  NO   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐    No   ☒

Number of shares of Class A, common stock,
No par value, outstanding as of December 6, 2007:    248,276,105

THOMAS PHARMACEUTICALS, LTD.
CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006

TABLE OF CONTENTS

		Page No.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements (Unaudited)

	Balance Sheet – September 30, 2007	2
	Statements of Operations - For the nine months
	and three months ended September 30, 2007 and 2006	3

	Statements of Cash Flows - For the nine months
	ended September 30, 2007 and 2006	4 – 5

	Notes to Condensed Financial Statements	6 – 21

Item 2.	Management’s Discussion and Analysis or Plan of Operations	22 – 49

Item 3.	Controls and Procedures	50

PART II. OTHER INFORMATION

Item 5.	Other Information	51
Item 6.	Exhibits	51

THOMAS PHARMACEUTICALS, LTD.
CONDENSED BALANCE SHEET (UNAUDITED)
SEPTEMBER 30, 2007

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$11,908
Prepaid expenses and other current assets	25,857
Total current assets	37,765

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $22,117	98,681

TOTAL ASSETS	$136,446

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$561,707
Dividends payable	88,301
Derivative liability on convertible debentures	1,099,624
Convertible debentures payable, net of discounts of $544,807	165,193
Payroll taxes	36
Total current liabilities	1,914,861

LONG TERM DEBT
Notes payable, net of discounts of $139,333	34,667

Total liabilities	1,949,528

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Series A Convertible Preferred stock, no par value; authorized 500,000 shares; 500,000 shares issued and outstanding	5,000
Series B Convertible Preferred stock, no par value; authorized 1,000 shares; 550 shares issued and outstanding	550,000
Common stock, Class A – no par value; authorized 10,000,000,000 shares; 249,470,600 shares issued and outstanding	100
Common stock, Class B - $0.01 par value; authorized 50,000,000 shares; no shares issued or outstanding	—
Accumulated deficit	(2,368,182)
Total stockholders’ deficit	(1,813,082)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$136,446

The accompanying notes are an integral part of these condensed financial statements.

THOMAS PHARMACEUTICALS, LTD.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the nine months ended		For the three months ended
	September 30,		September 30,
	2007	2006	2007	2006
SALES, net of provision for product returns and credits
of $48,850, $120,684, $0 and $54,223, respectively	$26,707	$143,355	$—	$141,242

COST OF SALES	60,976	139,094	—	111,763

GROSS PROFIT (LOSS)	(34,269)	4,261	—	29,479

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES
Selling and marketing expenses	153,991	517,241	30,000	190,580
General and administrative expenses	302,537	332,818	60,401	84,859
Depreciation and amortization	90,936	9,483	3,161	3,161
Total selling, general and administrative expenses	547,464	859,542	93,562	278,600

(LOSS) FROM OPERATIONS	(581,733)	(855,281)	(93,562)	(249,121)

OTHER EXPENSE
Amortization of discount on debt	91,646	63,348	31,259	24,866
(Gain) loss on revaluation of derivatives	93,704	144,861	46,844	(14,807)
Interest expense	70,369	44,950	24,661	18,188
Total other expense	255,719	253,159	102,764	28,247

(LOSS) BEFORE PROVISION FOR
INCOME TAXES	(837,452)	(1,108,440)	(196,326)	(277,368)

PROVISION FOR INCOME TAXES	-	-	-	-

NET (LOSS) BEFORE PREFERRED DIVIDENDS	(837,452)	(1,108,440)	(196,326)	(277,368)

PREFERRED DIVIDENDS	41,136	33,301	13,863	13,863

NET (LOSS) APPLICABLE TO COMMON SHARES	$(878,588)	$(1,141,741)	$(210,189)	$(291,231)

NET LOSS PER COMMON SHARE
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	249,470,600	249,470,600	249,470,600	249,470,600
Diluted	249,470,600	249,470,600	249,470,600	249,470,600

The accompanying notes are an integral part of these condensed financial statements.

THOMAS PHARMACEUTICALS, LTD.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended
	September 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss before preferred dividends	$(837,452)	$(1,108,440)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	9,483	9,483
Amortization of intangibles	2,316	—
Impairment of intangible assets	79,137	—
Amortization of debt discount on beneficial conversion	91,646	63,348
Loss on revaluation of derivatives	93,704	144,861
Provision for product returns and reserve for bad debt	90,881	49,821
Provision for excess and obsolete inventory	26,117	—
Changes in certain assets and liabilities:
(Increase) in accounts receivable	(35,206)	(137,659)
(Increase) decrease in inventory	8,640	(48,361)
(Increase) decrease in prepaid expenses and other assets	35,019	(107,198)
Increase (decrease) in accounts payable and accrued liabilities	260,120	(14,720)
Increase in payroll taxes due	3	26
Total cash (used in) operating activities	(175,592)	(1,148,839)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(5,633)
Purchase of trademarks and other intangibles	(3,247)	(12,795)
Cash acquired in merger with Thomas Pharmaceuticals, Ltd	—	36
Total cash (used in) investing activities	(3,247)	(18,392)

CASH FLOWS FROM FINANCING ACTIVITIES:
Gross proceeds from debt financing	185,000	685,000
Gross proceeds from sales of equity securities	—	550,000
Repayment of debt financing	(6,000)	—
Total cash provided by financing activities	179,000	1,235,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	161	67,769

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	11,747	100

CASH AND CASH EQUIVALENTS – END OF PERIOD	$11,908	$67,869

CASH PAID DURING THE PERIOD FOR:
Interest expense	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

THOMAS PHARMACEUTICALS, LTD.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)(Continued)

SUPPLEMENTAL CASH FLOW INFORMATION

For the nine months ended September 30, 2007:

a)
The Company issued a 10% Promissory Note valued at $160,000 to Thomas Pharmaceutical Acquisition Corp. pursuant to the terms of the Extension Agreement with iVoice, Inc., Thomas Pharmaceutical Acquisition Corp. and Thomas Pharmaceuticals.

b)	The Company issued a 10% Secured Convertible Debenture valued at $25,000 to iVoice, Inc., a related party.

c)	The Company accrued $41,136 of preferred stock dividends. This amount remains unpaid.

For the nine months ended September 30, 2006:

a)
On January 6, 2006, the Company concluded the merger of Thomas Pharmaceuticals, Ltd, a New York corporation (“Thomas NY”). Pursuant to terms of the Agreement and Plan of Merger, the Company issued 500,000 shares of Series A Convertible Preferred Stock valued at $5,000 to the previous shareholders of Thomas NY. The net cash effect on cash flows is as follows:

Cash	$36
Property and equipment	115,175
Intangible assets	1,878
Deposits and other assets	1,900
Accounts payable and accrued expenses	(187,522)
Notes payable, net of current portion	(20,000)
Minority interest in subsidiary stock	(5,000)
Total intangible value of customer lists	$(93,533)

b)	The Company issued 550 shares of Series B Convertible Preferred Stock valued at $550,000 to iVoice, Inc., pursuant to the terms of the Agreement and Plan of Merger, with Thomas NY.

c)	The Company issued 10% Secured Convertible Debentures valued at $585,000 to iVoice, Inc., pursuant to the terms of the Agreement and Plan of Merger, with Thomas NY.

d)	The Company issued an Administrative Service Convertible Debenture valued at $100,000 to iVoice, Inc., pursuant to the terms of the Agreement and Plan of Merger, with Thomas NY.

e)	The Company accrued $33,301 of preferred stock dividends. This amount remains unpaid.

The accompanying notes are an integral part of these condensed financial statements.

THOMAS PHARMACEUTICALS, LTD.
        NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
        SEPTEMBER 30, 2007 AND 2006

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Thomas Pharmaceuticals, Ltd. (the “Company” or “Thomas Pharmaceuticals”) is a wholly owned subsidiary of iVoice, Inc. (“iVoice”) by virtue of iVoice’s ownership of all of the shares of Class A Common Stock. The Company also has some minority investors who own the Series A Preferred Stock and one of whom is also an officer of the Company.  The Company was incorporated as iVoice Acquisitions Corp. in New Jersey on May 19, 2005.  On January 6, 2006, iVoice Acquisitions Corp. completed the merger with Thomas Pharmaceuticals, Ltd., a New York Corporation (“Thomas NY”). Pursuant to the terms of the Agreement and Plan of Merger with Thomas NY, iVoice Acquisition Corp’s name was changed to Thomas Pharmaceuticals, Ltd. The Company develops and markets over the counter non-prescription healthcare products. The Company focuses on high-end, branded consumables. Its first product, Acid + All™, is a calcium-enriched, sugar free, anti-gas antacid.  The Company operates its business from the home office of iVoice in Matawan, NJ and distributed the products from its vendors packaging operation in Pawtucket, R.I.

Basis of Presentation

The accompanying financial statements of the Company have been derived from the consolidated financial statements and accounting records of iVoice using the historical results of operations and historical basis of assets and liabilities of iVoice’s over the counter non-prescription healthcare products business and are prepared on the accrual basis of accounting in accordance with the accounting principles generally accepted in the United States of America. Management believes the assumptions underlying the financial statements are reasonable and include all costs directly applicable to the Company. These financial statements do not include any allocation of expenses and assets from the parent, iVoice.  However, the financial statements included herein may not necessarily reflect the Company’s results of operations, financial position and cash flows would have had the Company been a stand-alone company during the periods presented.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Start-up Costs

In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, “Reporting on the Costs of Start-up Activities,” the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

THOMAS PHARMACEUTICALS, LTD.
        NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
        SEPTEMBER 30, 2007 AND 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash or cash equivalents. As of September 30, 2007, the Company has no cash equivalents.

The Company maintains cash and cash equivalents with a financial institution, which is insured by the Federal Deposit Insurance Corporation up to $100,000. At various times throughout the year, the Company had balances on deposits at the financial institutions in excess of federally insured limits. The Company had no uninsured cash balances at September 30, 2007.

Revenue and Cost Recognition

Product sales revenue, net of estimated provisions, is recognized when persuasive evidence that an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectability is reasonably assured. Provisions for sales discounts, and estimates for chargebacks, rebates, and product returns are established as a reduction of product sales revenue at the time revenues are recognized, based on historical experience adjusted to reflect known changes in the factors that impact these reserves.  Cost of revenue includes direct costs to produce and distribute the products.

Product Returns

The Company offers an open return policy for unsold product and the Company had a limited number of product returns.  Management determined that in order to provide adequate provision, that the provision for product returns is based on the balance of uncollected receivables from customers who have not made any payments at the end of the period.  At September 30, 2007, management has provided a provision for product returns on 100% of the uncollected receivables. The provision for product returns at September 30, 2007 is $148,244.

Accounts Receivable

The Company conducts business and extends credit pursuant to the individual agreements. Standard terms are 2%-30/net 30 and most of the small customers conform to these terms. Several large customers have provisions in their agreements that delay payments to the Company until there is a steady flow of products being resold. In some cases, the Company also offers an unlimited return policy for slow moving products. Provisions created for product returns also reduce the outstanding balance of accounts receivable. Exposure to losses on receivables is expected to vary by customer due to how the products are being purchased by the end-users.

THOMAS PHARMACEUTICALS, LTD.
        NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
        SEPTEMBER 30, 2007 AND 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

As of September 30, 2007, the accounts receivable, net of allowance of product returns and bad debt, is as follows:

September 30,
2007
Accounts receivable	$190,275
Less: allowance for product returns	(148,244)
Less: provision for bad debt	(42,031)
Net accounts receivable	$(0)

Provision for Bad Debt

The Company evaluates the credit worthiness of each of its customers and has determined that some accounts will be uncollectible and will have to be written off in the future. Management has determined that a provision for bad debt of $42,031, in addition to the provision for product returns, is sufficient at September 30, 2007.

Inventory

Inventory, consisting primarily of raw materials and finished goods such as antacid tablets, tins, display boxes and completed shipping boxes, and is valued at the lower of cost or market.  Cost is determined on a first-in, first-out basis for the materials and includes an allocation of the production labor for the packaging and shipping provided by an unrelated contractor.

Inventory reserves are estimated for excess and slow-moving inventory. These estimates are based on current assessments about future demands, market conditions and related management initiatives.  If market conditions and actual demands are less favorable than those projected by management, additional inventory write-downs may be required.

During the nine months ended September 30, 2007, the Company was notified by its contract packager that the Company had shipped all available finished goods and that no further packaging would take place. Based on this event, management determined that the remaining inventory of raw materials was of no value and that a 100% reserve was required for all remaining inventory.

As of September 30, 2007, the inventory at cost and reserves for excess and slow-moving inventory is as follows:

September 30,
2007
Inventory at cost	$56,116
Less: Reserve for excess and slow-moving inventory	(56,116)
Net inventory	$0

THOMAS PHARMACEUTICALS, LTD.
        NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
        SEPTEMBER 30, 2007 AND 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible Assets

Intangible assets represent the intangible value placed on the customer list acquired from Thomas NY and on costs incurred for trademarks and trademark applications. The intangible value of the customer list is being amortized over three years on a straight-line basis and the trademark costs are amortized over ten years on a straight-line basis. Identified intangible assets are regularly reviewed to determine whether facts and circumstances exist which indicate that the useful life is shorter than originally estimated or the carrying amount of assets may not be recoverable. The Company assesses the recoverability of its identifiable intangible assets by comparing the projected discounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairment is based on the excess of the carrying amount over the fair value of those assets. Also see Note 3.

Advertising Costs

Advertising costs are expensed as incurred and are included in selling and marketing expenses.  For the nine months ended September 30, 2007 and 2006, the Company incurred $24,895 and $326,837, respectively, in advertising costs.

Derivative Liabilities

During April 2003, the Financial Accounting Standards Board issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” The statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows.  SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. The financial statements for the nine months ended September 30, 2007 include the recognition of the derivative liability on the underlying securities issuable upon conversion of the iVoice Secured Convertible Debentures and Thomas Pharmaceuticals Acquisition Corp. (“Thomas Acquisition”) Promissory Notes.

THOMAS PHARMACEUTICALS, LTD.
        NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
        SEPTEMBER 30, 2007 AND 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

The Company was a subsidiary of iVoice and as such, its results of operations were reported as part of the consolidated federal income tax returns of iVoice Upon the spin-off from iVoice, Inc, the Company will no longer be included in the consolidated returns of iVoice, Inc and will be required to account for income taxes in accordance with Statements of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income taxes and liabilities are computed annually for differences between the financial statement and the tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Fair Value of Financial Instruments

The carrying amount reported in the balance sheet for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported for notes payable and convertible debentures approximates fair value because the interest on the underlying instruments is comparable with current market rates.

Fixed Assets

Fixed assets are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

When assets are retired or otherwise disposed of, the costs and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is charged to income as incurred; significant renewals and betterments are capitalized. Deduction is made for retirements resulting from renewals or betterments.

As of September 30, 2007, the costs and accumulated depreciation for the property and equipment is as follows:

September 30,
2007
Property and equipment at cost	$120,808
Less: Accumulated depreciation	(22,127)
Net property and equipment	$98,681

THOMAS PHARMACEUTICALS, LTD.
        NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
        SEPTEMBER 30, 2007 AND 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss Per Share of Common Stock

Historical net loss per common share is computed using the weighted average number of common shares outstanding. Common stock equivalents were not included in the computation of diluted earnings per share when the Company reported a loss because to do so would be antidilutive for periods presented.

The following is a reconciliation of the computation for basic and diluted EPS:

	Nine month ended September 30,		Three month ended September 30,
	2007	2006	2007	2006

Net (loss) applicable to common shares	$(878,588)	$(1,141,741)	$(210,189)	$(291,231)

Weighted-average common shares
Outstanding	249,470,600	249,470,600	249,470,600	249,470,600

Net (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Except for the shares issuable upon conversion of the iVoice Convertible Debenture, the Thomas Acquisition Convertible Debentures, the Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock, which are indeterminable at this time, the Company does not have any common stock equivalents available at September 30, 2007 and 2006, respectively.

Recent Accounting Pronouncements

In June 2007, the FASB ratified the consensus in EITF Issue No. 07-3 “Accounting for Nonrefundable Payments for Goods or Services to Be Used in Future Research and Development Activities”, requiring that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts should be expensed as the related goods are delivered or the related services are performed. The statement is effective for fiscal years beginning after December 15, 2007. Management is currently assessing the potential impact of the standard on the Company’s financial statements.

In June 2007, the FASB ratified EITF Issue No. 06-11 “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (EITF 06-11), which requires entities to record tax benefits on dividends or dividend equivalents that are charged to retained earnings for certain share-based awards to additional paid-in capital. In a share-based payment arrangement, employees may receive dividends or dividend equivalents on awards of non-vested equity shares, non-vested equity share units during the vesting period, and share options until the exercise date. Generally, the payment of such dividends can be treated as deductible compensation for tax

THOMAS PHARMACEUTICALS, LTD.
        NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
        SEPTEMBER 30, 2007 AND 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

purposes. The amount of tax benefits recognized in additional paid-in capital should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. EITF 06-11 is effective for fiscal years beginning after December 15, 2007, and interim periods within those years. Management is currently assessing the potential impact of this guidance on the Company’s financial statements.

NOTE 3 –INTANGIBLES ASSETS

On January 6, 2006, the Company completed the merger with Thomas NY. As a result of the merger, the shareholders of Thomas NY exchanged all of their common stock shares of Thomas NY for 500,000 shares of the Company’s Series A Convertible Preferred Stock.  In addition, the Company assumed the assets and liabilities of Thomas NY with an aggregate value of ($93,533), which was recorded as the intangible value of the customer list.

During the year ended December 31, 2006, and the nine months ended September 30, 2007, the Company recorded an additional $12,795 and $3,247, respectively, of costs related to registering of trademarks of the Company.

During the nine months ended September 30, 2007, the Company was notified that the two largest retailers have decided to no longer carry the Acid+All® product since the Company did not have the financial resources for necessary sales and marketing activities at that time. The Company was also notified that the contract packager had ceased packaging the Acid+All® product and that the Company had no packaged products in inventory.

Under FAS No. 142, “Goodwill and Other Intangible Assets”, goodwill and other intangible assets are tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards require.

All capitalized intangibles have been reviewed for impairment at September 30, 2007. Based upon managements’ evaluation of this business, it was determined that the current book value of the intangible assets for the customer list and trademarks of the Company should be fully impaired for the amount of $109,137. At September 30, 2007, intangible assets are as follows:

September 30,
2007
Intangible assets at cost	$111,453
Less: Accumulated amortization	(2,316)
Less: Accumulated impairment	(109,137)
Net intangible assets	$0

THOMAS PHARMACEUTICALS, LTD.
        NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
        SEPTEMBER 30, 2007 AND 2006

NOTE 4 – CONVERTIBLE DEBENTURES

On January 6, 2006 the Company issued to iVoice a $360,000 secured convertible debenture due on January 1, 2013 bearing interest of 10%, compounded quarterly. As of September 30, 2007 the remaining principal balance of the convertible debenture was $360,000 plus $67,138 of accrued interest.

On January 6, 2006 the Company issued to iVoice a $100,000 administrative service convertible debenture due on January 1, 2013 bearing interest of 10%, compounded quarterly. This debenture is issued in lieu of payments on the Administrative Services Agreement of the same date. As of September 30, 2007 the remaining principal balance of the convertible debenture was $100,000 plus $18,650 of accrued interest.

On April 27, 2006 the Company issued to iVoice a $225,000 secured convertible debenture due on January 1, 2013 bearing interest of 10%, compounded quarterly. As of September 30, 2007 the remaining principal balance of the convertible debenture was $225,000 plus $34,074 of accrued interest.

On February 7, 2007, the Company issued to iVoice a $25,000 secured convertible debenture due on February 6, 2014 bearing interest of 10%, compounded quarterly. As of September 30, 2007 the remaining principal balance of the convertible debenture was $25,000 plus $1,636 of accrued interest.

The Company can redeem a portion or all amounts outstanding under the iVoice Convertible Debentures at any time upon thirty (30) business days advanced written notice.  The redemption price shall be equal to one hundred twenty-five percent (125%) multiplied by the portion of the principal sum being redeemed, plus any accrued and unpaid interest.

iVoice may, at its discretion, convert the outstanding principal and accrued interest, in whole or in part, into a number of shares of Thomas Pharmaceuticals Class A Common Stock  at the price per share equal to eighty percent (80%) of the lowest closing bid price of the Common Stock for the five (5) trading days immediately preceding the conversion date. The Company determined that the beneficial conversion feature of the iVoice Debentures met the criteria of EITF No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, and therefore the conversion feature needed to be accounted for as a derivative. The fair value of the derivative was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate (5.47%); expected dividend yield (0%); expected life (7 years); and volatility (169.22%, 194.86% and 154.79%). The aggregate fair value of the beneficial conversion feature was greater that the proceeds of the debentures and as such, an aggregate cumulative amount of $163,437 has been charged to loss on revaluation of derivatives, and the balance has been recorded as a discount on debt conversion.

The aggregate principal value of the iVoice debentures at September 30, 2007 is $710,000. This amounts is shown net of the unamortized portion of the discount on conversion of $544,807. This discount is being amortized over the life of the debenture and is being recorded as a charge to amortization of discount on beneficial conversion on the statement of operations.

THOMAS PHARMACEUTICALS, LTD.
        NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
        SEPTEMBER 30, 2007 AND 2006

NOTE 5 – NOTES PAYABLE

As part of the merger with Thomas NY, the Company assumed a $20,000 promissory note due to Jana M. Wesley which bears interest at the rate of 5% per annum, compounded annually.  The promissory note matures on January 19, 2009 with a lump sum payment due of any remaining principal and interest. As of September 30, 2007, the unpaid balance on the promissory note is $20,000 plus accrued interest of $2,817.

On January 26, 2007, Thomas Acquisition issued to an investor a debenture in the principal amount of $103,200 convertible into Class A Common Stock of Thomas Pharmaceuticals and a debenture in the principal amount of $96,800 convertible into Series B Convertible Preferred Stock of the Company. The $103,200 of the convertible debentures provide that, at the holder’s option, principal and interest due on the debentures can be converted into the number of shares of the Company’s Class A Common Stock determined by dividing the amount of the debenture being converted by a 20% discount to the lowest closing bid price of the Company’s Class A Common Stock for the five trading days before the conversion date.  The $96,800 of the convertible debentures provide that, at the holder’s option, principal and interest due on the debentures can be converted into the Company’s Series B Convertible Preferred Stock having a stated value of $1,000 per share. The $103,200 convertible debenture was secured with the assets of the Company, subordinate to the security interest previously granted to iVoice. The net proceeds of $160,000 from the convertible debentures were loaned to the Company in the form of a Promissory Note. The Promissory Note bears interest at the rate of ten percent per annum and has a term of seven years. On February 12, 2007, the Company repaid $6,000 that was applied to the principal balance of the promissory note. As of September 30, 2007, the unpaid balance on the promissory note is $154,000 plus accrued interest of $10,594.

The Company determined that the beneficial conversion feature of the Thomas Acquisition Debentures met the criteria of an EITF No. 98-5 and therefore the conversion feature needed to be accounted for as a derivative. The fair value of the derivative was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 5.47%; expected dividend yield: 0%: expected life: 7 years; and volatility: 154.79%. The aggregate fair value of the beneficial conversion feature was greater that the proceeds of the promissory note and as such, an aggregate of $88,546 was charged to loss on revaluation of derivatives and the balance was recorded as a discount on debt conversion at the time of issuance.

The aggregate principal of the two promissory notes at September 30, 2007 is $174,000. The aggregate accumulated interest of the two promissory notes at September 30, 2007 is $13,412. The aggregate principal amounts are shown net of the unamortized portion of the discount on conversion of the Thomas Acquisition debentures of $139,333. This discount is being amortized over the life of the Thomas Acquisition debenture and is being recorded as a charge to amortization of discount on beneficial conversion on the statement of operations.

THOMAS PHARMACEUTICALS, LTD.
        NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
        SEPTEMBER 30, 2007 AND 2006

NOTE 6 - DERIVATIVE LIABILITY

In accordance with SFAS 133, “ Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19, “ Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the beneficial conversion feature associated with the iVoice and Thomas Acquisition Convertible Debentures represents embedded derivatives in that the conversion price is variable, the numbers of shares to be issued are indeterminable and the control of whether shares are issued does not reside with the Company. As such, the Company had recognized embedded derivatives on the iVoice debentures in the amount of $873,437 as a derivative liability in the accompanying balance sheet and as of September 30, 2007, they had an estimated fair value of $855,196. The Company has also recognized embedded derivatives during 2007 on the Thomas Acquisition debentures in the amount of $242,546 as a derivative liability in the accompanying balance sheet and as of September 30, 2007, it was measured at its estimated fair value of $244,428.

The estimated fair value of the embedded derivatives have been calculated based on a Black-Scholes pricing model using the following assumptions:

9/30/07
Fair market value of stock	$0.010
Exercise price	$0.008
Dividend yield	0.00%
Risk free interest rate	5.47%
Expected volatility *	172.72%
Expected life	5.25 to 6.33 years

* It was determined that the historical stock prices of iVoice provided the closest comparable for determining the expected volatility of the Thomas common stock.

Changes in the fair value of the embedded derivatives are calculated at each reporting period and recorded in (gain) loss on revaluation of derivatives in the condensed statements of operations. For the nine months ended September 30, 2007, there was a change in the fair value of the embedded derivatives, which resulted in a gain of $160.  This gain was offset by the losses recognized on the issuance of additional derivatives during the quarter in the amount of $93,864, resulting in a net loss of $93,704.  For the nine months ending September 30, 2006, there was a change in the fair value of the embedded derivatives, which resulted in a gain of $13,258.  This gain was offset by the immediate recognition of loss on revaluation of derivatives issued during the same period in the amount of $158,119, resulting in a net loss of $144,861.

In accordance with SFAS 133, SFAS 150, “Accounting for Certain Financials Instruments With Characteristics of Both Liabilities and Equity” and EITF 00-19, the fair market value of the derivatives are recorded as a debt discount.  The debt discount on the iVoice and Thomas Acquisition debentures of $710,000 and $154,000, respectively, is being amortized over the life of the convertible debentures. Amortization expense on the debt discount for the nine months ended September 30, 2007 and 2006 was $91,646 and $63,348, respectively.

THOMAS PHARMACEUTICALS, LTD.
        NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
        SEPTEMBER 30, 2007 AND 2006

NOTE 7 - OPERATING LEASE

The Company leased a 300 square foot office space in New York City under a lease that expired on March 31, 2007. The term of the lease was one year commencing April 1, 2006. Monthly lease payments under the extended lease are $2,075 per month. The Company paid utilities, insurance and other costs relating to the leased space. The New York City office was closed on March 28, 2007 following the resignation of the President of the Company.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

On January 6, 2006 the Company entered into an Administrative Services Agreement with iVoice The term of this agreement commenced on January 6, 2006 and shall continue until the second anniversary thereof, unless earlier terminated or extended in accordance with the provisions of this Section 2 of the agreement. In consideration for the services, the Company issued to iVoice an Administrative Service Convertible Debenture in the amount of $100,000. For the nine months September 30, 2007 and 2006 the Company recorded $37,500 of service fees.  As of September 30, 2007, the remaining balance of $12,500 is recorded as prepaid expenses.

On January 2, 2006 the Company entered into an Employment Agreement with John E. Lucas to serve as its Chief Executive Officer through December 31, 2008 at an annual salary of $60,000 with annual cost of living increases.  Additionally, Mr. Lucas will receive incentive compensation equal to 2.5% of net sales in excess of $1 million in fiscal 2006 and 2007 and 4% of net sales over $6 million in fiscal 2008.

On January 2, 2006 the Company entered into an Employment Agreement with Farris M. Thomas, Jr. to serve as its President through December 31, 2008 at an annual salary of $72,000 with annual cost of living increases.  On March 15, 2007, Mr. Thomas resigned his position with the Company and his employment contract has been terminated.

On March 1, 2007 the Company entered into a five-year employment agreement with Jerome Mahoney, which will become effective at the time of the Distribution, to serve as its Non-Executive Chairman of the Board for a term of five years. As consideration, the Company will pay Mr. Mahoney the sum of $85,000 the first year with an annual increase based on the Consumer Price Index every year thereafter. The Company also will pay Mr. Mahoney a bonus for each merger or acquisition completed by the Company equal to six percent (6%) of the gross consideration paid or received by the Company in a merger or acquisition completed by the Company during the term of the agreement. The compensation payable to Mr. Mahoney under the agreement may be paid in the form of cash, debt or shares of Class B Common Stock at the option of Mr. Mahoney.

THOMAS PHARMACEUTICALS, LTD.
        NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
        SEPTEMBER 30, 2007 AND 2006

NOTE 9 - STOCKHOLDERS’ DEFICIT

Pursuant to the Company’s Certificate of Incorporation, the Company is authorized to issue 1,000,000 shares of preferred stock, no par value per share, 10,000,000,000 shares of Class A Common Stock, no par value per share, and 50,000,000 shares of Class B Common Stock, no par value per share. Of the 1,000,000 authorized shares of Preferred Stock, 500,000 shares are designated as “Series A Convertible Preferred Stock” and 1,000 shares are designated as “Series B Convertible Preferred Stock”.

a)	Preferred Stock

Preferred Stock consists of 1,000,000 shares of authorized preferred stock with no par value per share.  As of September 30, 2007, 500,550 shares were issued and outstanding in the following designations:

Series A Convertible Preferred Stock

Series A Convertible Preferred Stock consists of 500,000 shares with no par value. The initial value of each share is $.01 and is subject to adjustment for stock dividends, combinations, splits, recapitalizations and the like. The holders of these shares are not entitled to receive dividends at any time. Upon liquidation, the holders of these shares will receive up to 100% of the initial value of the shares, but following the distribution to any senior debt or senior equities. The holders of these shares may request that iVoice to spin-off the Company from iVoice and for iVoice to use its commercially reasonable efforts to file and cause to become effective a registration statement under the Securities Act of 1933, as amended. The holders of these shares will receive a prorated portion of the Net Enterprise Value as provided for in the amended certificate of incorporation.

The holders of these shares shall have no voting rights, except as required by law or as explicitly set forth in the amended certificate of incorporation. The holders of these shares shall have the right to elect one director of the Corporation.

As of September 30, 2007 there are 500,000 shares issued and outstanding.

Series B Convertible Preferred Stock

Series B Convertible Preferred Stock consists of 1,000 shares with no par value. The initial value of each share is $1,000 and is subject to adjustment for stock dividends, combinations, splits, recapitalizations and the like. The holders of these shares are entitled to receive dividends at a rate of 10% per annum based on the initial value of the shares outstanding. Upon liquidation, the holders of these shares will receive up to 125% of the initial value of the shares plus accumulated and unpaid dividends,

THOMAS PHARMACEUTICALS, LTD.
        NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
        SEPTEMBER 30, 2007 AND 2006

NOTE 9 - STOCKHOLDERS’ DEFICIT (Continued)

but following the distribution to any senior debt or senior equities. Upon the SEC declaring the effectiveness of a registration statement of the Company, the holders of these shares may convert their shares into Class A Common Stock at the price per share equal to eighty percent (80%) of the lowest closing bid price of the Common Stock for the five (5) trading days immediately preceding the conversion date.   The holders of these shares shall have one vote for each shares of Class A Common Stock into which each shares of Series B Preferred Shares could be converted, assuming a conversion price of eighty percent (80%) of the lowest closing bid price of the Common Stock for the five (5) trading days immediately preceding the record date, and of equal voting rights and powers of the holders of the Class A Common Stock and is entitled to vote together with respect to any question upon which the holders of Class A Common Stock have the right to vote. The Corporation must also get a majority approval from the holders of the Series B Preferred Stock to make any changes to the structure of the Company or to authorize or issue any equity or debt security that has a preference or priority over the Series B Preferred Stock as to liquidation preferences, dividend rights, voting rights, or otherwise.

As of September 30, 2007 there are 550 shares issued and outstanding.

b)	Class A Common Stock

Class A Common Stock consists of 10,000,000,000 shares of authorized Class A common stock with no par value.  Prior to the effectiveness of the registration statement, there were 100 shares issued and outstanding. Immediately prior to the effective date of the registration statement, the Company will declare a 2,494,706-for-one stock split. Following the stock split, the Company will have 249,470,600 shares issued and outstanding. For presentation purposes, the stock split is retroactively applied to each reporting period.  The effect of the stock split would be to decrease the net loss per share from $8,785.88 to $.00 for the nine months ended September 30, 2007 and from $11,417.41 to $.00 for the nine months ended September 30, 2006.

Each holder of Class A common stock is entitled to one vote for each share held of record.  Holders of Thomas Pharmaceuticals Class A common stock have no preemptive, subscription, conversion, or redemption rights.  Upon liquidation, dissolution or winding-up, the holders of Class A common stock are entitled to receive net assets pro rata.  Each holder of Class A common stock is entitled to receive ratably any dividends declared by our board of directors out of funds legally available for the payment of dividends.

c)	Class B Common Stock

Class B Common Stock consists of 50,000,000 shares of authorized Class B common stock with no par value.  As of September 30, 2007 there are no shares issued and outstanding.

THOMAS PHARMACEUTICALS, LTD.
        NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
        SEPTEMBER 30, 2007 AND 2006

NOTE 9 - STOCKHOLDERS’ DEFICIT (Continued)

Upon the consummation of a Spin-off Transaction and the commencement of public trading of the Class A Common Stock of the Corporation, each holder of Class B Common Stock shall have the right to convert each share of Class B Common Stock into the number of Class A Common Stock Shares calculated by dividing the number of Class B Common Stock Shares being converted by eighty percent (80%) of the lowest price that the Company had previously issued its Class A Common Stock since the Class B Common Stock Shares were issued.

Each holder of Class B common stock is entitled to one vote for each share of Class B common stock held.  Each holder has full voting rights and powers equal to the voting rights and powers of the holders of Class A Common Stock and is entitled to vote, together with holders of Class A Common Stock and not as a separate class (except as required by law), with respect to any question upon which holders of Class A Common Stock have the right to vote. Upon the consummation of a Spin-off Transaction and the commencement of public trading of the Class A common stock, then every holder of the outstanding shares of the Class B Common Stock shall be entitled on each matter to cast the number of votes equal to the number of Class A Common Stock Shares that would be issued upon the conversion of the Class B Common Stock Shares held by that holder, had all of the outstanding Class B Common Stock Shares held by that holder been converted on the record date used for purposes of determining which shareholders would vote in such an election.  With respect to all matters upon which shareholders are entitled to vote or to which shareholders are entitled to give consent, the holders of the outstanding shares of Class B Common Stock Shares shall vote together with Class A Common Stock Shares without regard to class, except as to those matters on which separate class voting is required by applicable law.

Each share of Class B Common Stock shall receive dividends or other distributions, as declared, equal to the number of Class A Common Stock Shares that would be issued upon the conversion of the Class B Common Stock Shares, had all of the outstanding Class B Common Stock Shares been converted on the record date established for the purposes distributing any dividend or other shareholder distribution.

d)	Dividends

Pursuant to the Company’s amended certificate of incorporation, the Company is required to accrue dividends at the rate of 10% per annum of the Series B Initial Value of each share of Series B Convertible Preferred Stock outstanding on each Dividend Payment Date, being March 31, June 30, September 30 and December 31. Dividends on the Series B Preferred Stock shall be cumulative from the date of issue. Accrued and unpaid dividends for any past Dividend Period, being the quarterly period commencing on and including the day after the preceding Dividend Payment Date, may be declared and paid at any time as may be fixed by the Board of Directors. The Company has not paid any dividends on its Series B Convertible Preferred Stock or its common stock and management does not contemplate doing so in the foreseeable future. The Company anticipates that any earnings generated from operations will be used to finance growth.

THOMAS PHARMACEUTICALS, LTD.
        NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
        SEPTEMBER 30, 2007 AND 2006

NOTE 10 – ACQUISITIONS & MERGERS

On January 6, 2006, the Company completed the merger with Thomas NY. As a result of the merger, the Shareholders of Thomas NY exchanged all of their common stock shares of Thomas NY for 500,000 shares of Series A Convertible Preferred Stock. In addition, the Company assumed the assets and liabilities of Thomas NY.  The merger has been accounted for under the purchase method of accounting and the Company is considered the acquiring entity by virtue that they are the issuer of the stock and that they have continuing control of the Company’s voting stock. The aggregate book value of Thomas NY was determined to be ($93,533), which was recorded as intangible assets.

The book value ($93,533) of Thomas NY at the time of the merger consisted of:

Cash	$36
Property and equipment	115,175
Intangible assets	1,878
Security deposits	1,900
Accounts payable & accrued expenses	(187,522)
Notes payable	(20,000)
Series A Convertible Preferred Stock	(5,000)
Total intangible value of customer list	$(93,533)

On August 9, 2006, iVoice entered into a Stock Purchase Agreement by and among iVoice, Thomas Pharmaceutical Acquisition Corp (“Thomas Acquisition”), a Delaware corporation and the Company, whereby Thomas Acquisition agreed to purchase all the Company’s securities held by iVoice These securities include the Class A common stock, Series B Convertible Preferred Stock, Secured Convertible Debentures and Administrative Service Convertible Debenture for $1,235,100, plus a 25% premium and accrued interest and interest and dividends accrued under the terms of such securities through the Closing Date.  The closing will occur when Thomas Acquisition secures financing to consummate the transaction.  In addition, iVoice may terminate this Stock Purchase Agreement since this transaction was not completed by October 31, 2006.

On January 25, 2007, iVoice entered into an Extension Agreement by and among iVoice, Inc, Thomas Acquisition and the Company (the “Parties”), whereby the Parties have agreed to extend the termination date provided in the Stock Purchase Agreement until such time as SEC declares effective a registration statement for the distribution of the Company’s Class A Common Stock.  It was also agreed by the parties that Thomas Acquisition would provide $160,000 to the Company as bridge financing until Thomas Acquisition can arrange their own financing to consummate the original Stock Purchase Agreement.

THOMAS PHARMACEUTICALS, LTD.
        NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
        SEPTEMBER 30, 2007 AND 2006

NOTE 11 - GOING CONCERN

As shown in the accompanying financial statements, the Company has sustained net operating losses for the nine months ending September 30, 2007 and 2006. There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations. This raises doubt about the Company’s ability to continue as a going concern.

The Company’s future success is dependent upon its ability to achieve profitable operations and generate cash from operating activities, and upon additional financing. There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations. Management believes they can raise the appropriate funds needed to support their business plan and to grow the Company so that it can maintain a positive cash flow.

The financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

NOTE 12 - SUBSEQUENT EVENTS

On November 8, 2007, iVoice issued a press release announcing the Record Date of November 14, 2007 for the pending spin-off of Thomas Pharmaceuticals Ltd. to shareholders of iVoice. On October 26, 2007 and November 9, 2007, the registration statements on Form SB-2 registering the shares to be distributed in the form of a special dividend to iVoice shareholders were declared effective by the SEC, respectively. The distribution of the shares of Thomas Pharmaceuticals was completed on November 21, 2007.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This discussion and analysis of our financial condition and results of operations includes “forward-looking” statements that reflect our current views with respect to future events and financial performance. We use words such as we “expect,” “anticipate,” “believe,” and “intend” and similar expressions to identify forward-looking statements. You should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties inherent in future events and you should not rely unduly on these forward looking statements. We will not necessarily update the information in this discussion if any forward-looking statement later turns out to be inaccurate.

You should read the following discussion in conjunction with our audited financial statements and related notes included in the Form SB-2 previously filed with the SEC. Our fiscal year currently ends on December 31, and each of our fiscal quarters ends on the final day of a calendar quarter (each March 31, June 30 and September 30). The following discussion contains forward-looking statements. Please see Forward-Looking Statements for a discussion of uncertainties, risks and assumptions associated with these statements

Overview

Thomas Pharmaceuticals, Ltd. (the “Company” or “Thomas Pharmaceuticals”) was a wholly-owned subsidiary of iVoice.  Thomas Pharmaceuticals was founded on the premise that money can be made by making the “humdrum hip” or by retooling a mundane product to make it new and exciting.  The strategy of Thomas Pharmaceuticals is to capitalize on “old school” or “retro” products, such as antacids, with proven effectiveness and usefulness, but with improved formulation, packaging, marketing and advertising to articulate the brand attributes to a new generation of consumer who demand substance with style. Thomas Pharmaceuticals operates its business from its executive office in Matawan, New Jersey.

Thomas Pharmaceuticals began selling its first product, Acid+All®, a calcium-enriched, sugar free, anti-gas antacid tablet, in January 2006.  During the year ended December 31, 2006 Thomas Pharmaceuticals generated approximately $179,938 in revenues from product sales.  Product sales have decreased substantially during the first nine months of 2007.  For the nine months ended September 30, 2007, Thomas Pharmaceuticals generated $26,707 in revenues from sales of Acid+All®.   During 2006 and 2007 the product was available through additional retailers who decided to no longer carry the Acid+All® product since Thomas Pharmaceuticals did not have the financial resources for necessary sales and marketing activities at that time. Thomas Pharmaceuticals needs to raise significant financing in order to fund its ongoing operations.  There can be no assurance as to the receipt or timing of financing.  We anticipate that our operations will require at least $190,000 per quarter.

Thomas Pharmaceuticals is currently not shipping Acid+All® to any retailers.  The only sales of Acid+All®  at this time are sales of remaining products on the shelves of retailers who previously ordered Acid+All®.  Currently, Thomas Pharmaceuticals has no new orders for its product and if it were to receive any order for the Acid+All® product it would be unable to fill such order since its contract packager has ceased packaging the Acid+All® product based on the financial condition of the Company and the Company has no packaged products in inventory.  If Thomas Pharmaceuticals is able to obtain necessary financing it may be able to enter into a new arrangement with a contractor to package Acid+All® and may be able to develop new contracts with retailers.  However, no such assurance can be given that Thomas Pharmaceuticals will be able to obtain financing or enter into any new contracts with retailers or a packager.

Based on the operational developments described above and the lack of financing, management is currently evaluating the business of the Company.  Thomas Pharmaceuticals will not be able to continue in the business of selling Acid+All®  or engage in any other related or unrelated business unless it obtains financing or enters into a merger, consolidation, reorganization, joint venture, license, purchase or sale of assets, purchase or sale of stock, or other similar transaction.  Any such merger, acquisition or other transaction may be with a company which has a business outside the current field of operations of Thomas Pharmaceuticals.  Management of Thomas Pharmaceuticals is actively seeking a potential merger or acquisition candidate.  There can be no assurance that any acquisition plan will be successfully implemented. Thomas Pharmaceuticals may not be able to identify, successfully integrate or profitably manage any such businesses or operations.  Currently, Thomas Pharmaceuticals has no plans, proposals or arrangements, either orally or in writing, regarding any specific proposed acquisition or merger.

As described herein, Thomas Pharmaceuticals currently faces a multitude of problems which have a significant impact on the Company.  These problems each stem from a lack of financing and are interrelated.  As a result of not having adequate financing for sales and marketing activities retailers that previously carried the Acid+All® product stopped ordering such product.   This in turn resulted in the Company’s packager to stop packaging the Acid+All® product.  Without a packager for the product the Company is not able to deliver any products to any retailers that would be willing at this time or in the future to place the Acid+All® product on their shelves.  In addition, if the Company is not able to obtain adequate financing it will not be able to engage in any future sales or marketing activities and it is unlikely that retailers will carry the Acid+All® product in the future, once a packager is in place, unless financial resources are available for such sales and marketing activities.   Accordingly, if the Company is unsuccessful in obtaining financing or entering into a merger, acquisition or other transaction Thomas Pharmaceuticals will be unable to solve the multitude of problems that it current faces as a result of not having adequate financing and it will be unlikely that the business of Thomas Pharmaceuticals will be able to continue.

In March 2007 iVoice announced its intention to distribute Thomas Pharmaceuticals Class A Common Stock to its stockholders upon the effectiveness of required Securities Exchange Commission filings and final approval by the board of directors of the terms and conditions of the Distribution. The board of directors and management of iVoice believe that the Distribution is in the best interests of iVoice and its stockholders. iVoice believes that the Distribution will enhance value for iVoice stockholders and that the spin-off of Thomas Pharmaceuticals will provide greater access to capital by allowing the financial community to focus solely on Thomas Pharmaceuticals and its business as a stand alone company. In determining the terms of the spin-off and the Distribution, the board considered the ability of iVoice to satisfy its working capital needs as a whole as against the ability of Thomas Pharmaceuticals to satisfy its capital needs as a stand alone company. iVoice’s present plan, which is subject to change, is to become a technology licensing company. In addition, the iVoice board believed that, as a result of each company’s business plan, the Thomas Pharmaceuticals business as a stand-alone company would more easily be able to obtain financing from third parties than iVoice would. The Distribution will also enable Thomas Pharmaceuticals to provide its management and employees incentive compensation in the form of equity ownership in Thomas Pharmaceuticals, enhancing Thomas Pharmaceuticals’ ability to attract, retain and motivate key employees.

Prior to and after the Distribution, members of the Board of Directors and management of iVoice and Thomas Pharmaceuticals have had and will have a variety of conflicts of interests.  Mr. Jerome R. Mahoney, the Chairman of the Board, President and Chief Executive Officer of iVoice, will also serve as the Non-Executive Chairman of the Board of Thomas Pharmaceuticals. Mr. Mahoney is a controlling stockholder of iVoice, beneficially owning approximately 92% of the outstanding shares of iVoice Class A Common Stock (assuming the conversion of outstanding shares of Class B Common Stock and debt into shares of Class A Common Stock) as of October 29, 2007. Following the Distribution, Mr. Mahoney will own iVoice shares and iVoice will beneficially own approximately 33% of the outstanding shares of Thomas Pharmaceuticals Class A Common Stock (assuming the conversion of outstanding shares of Class B Convertible Preferred Stock and debt into Class A Common Stock at an assumed conversion price of $0.01 per share).   iVoice will have the right to convert $710,000 in principal (plus accrued and unpaid interest) of convertible debentures into an indeterminate number of shares of Thomas Pharmaceuticals Class A Common Stock. The debentures are convertible at the option of iVoice any time up to maturity at a conversion price equal to 80% of the lowest closing bid price of the common stock for the 5 trading days immediately preceding the conversion date.  For example, if the assumed conversion price for this indebtedness was $.01 per share, iVoice would beneficially own 71,000,000 shares of Class A Common Stock.  The convertible debentures are secured by the assets of Thomas Pharmaceuticals. In the event the debentures are redeemed, then Thomas Pharmaceuticals will pay $125,000 plus interest for each $100,000 redeemed. There is no limitation on the number of shares of Class A Common Stock that we may be required to issue to iVoice upon the conversion of this indebtedness.

iVoice also owns 550 shares of Series B Convertible Preferred Stock with a stated value of $1,000 per share.  Each share of Series B Convertible Preferred Stock is convertible at the option of iVoice into the number of shares of Thomas Pharmaceuticals’ Class A Common Stock determined by dividing the stated value of Series B Convertible Preferred Stock being converted by 80% of the lowest closing bid price of the common stock for the 5 trading days immediately preceding the conversion date. For example, if the assumed conversion price for these shares was $.01 per share, iVoice would beneficially own 55,000,000 shares of Class A Common Stock. There is no limit upon the number of shares of Class A Common Stock that we may be required to issue upon conversion of these shares.

iVoice, as a holder of shares of the Series B Convertible Preferred Stock, is entitled on each matter which the Class A Common Stockholders vote on, to cast the number of votes equal to the number of Class A Common Stock that would be issued upon the conversion of the Series B Convertible Preferred Stock held by that holder, had all of the outstanding Series B Convertible Preferred Stock held by that holder been converted on the record date used for such shareholders vote or meeting. For example, if the conversion price for the Series B Convertible Preferred Stock was $.01 per share, iVoice would have voting rights equal to 55,000,000 shares of Class A Common Stock, or 17.8% of the eligible voting rights.  Depending on the conversion price for the Series B Convertible Preferred Stock on the record date for any shareholders vote or meeting, iVoice could have control over the management and direction of Thomas Pharmaceuticals, including the election of directors, appointment of management and approval of actions requiring the approval of stockholders.  The voting rights of iVoice will also increase upon the conversion of the debentures held by iVoice into shares of Thomas Pharmaceuticals Class A Common Stock.  Jerome R. Mahoney, as the sole officer of iVoice has the authority to vote portfolio securities owned by iVoice, such as shares of Thomas Pharmaceuticals owned by iVoice.  Mr. Mahoney votes these portfolio securities as directed by the Board of Directors of

iVoice.   Jerome R. Mahoney and Frank V. Esser are directors of iVoice and the approval of both Mr. Mahoney and Mr. Esser is required for any voting decision.  Mr. Esser is also a stockholder of iVoice and a director of Thomas Pharmaceuticals and will participate in the Distribution.

Mr. Mahoney also serves as the Chairman of the Board of Trey Resources, the President, Chief Executive Officer and Secretary of iVoice Technology and Non-Executive Chairman of the Board of SpeechSwitch.  Mr. Mahoney’s roles with Thomas Pharmaceuticals, iVoice, Trey Resources, iVoice Technology and SpeechSwitch could create, or appear to create, potential conflicts of interest when Mr. Mahoney is faced with decisions that could have different implications for Thomas Pharmaceuticals, iVoice, Trey Resources, iVoice Technology and SpeechSwitch.  These relationships could create, or appear to create, potential conflicts of interest when Thomas Pharmaceuticals’ directors and management are faced with decisions that could have different implications for Thomas Pharmaceuticals, iVoice, Trey Resources, iVoice Technology and SpeechSwitch.  For example, Mr. Mahoney may experience conflicts of interest with respect to the allocation of his time, services and functions among Thomas Pharmaceuticals, iVoice, Trey Resources, iVoice Technology and SpeechSwitch. Other examples include allocating corporate opportunities to any of these five companies including potential business acquisitions.  Additional conflicts may relate to disputes arising out of any agreements between Thomas Pharmaceuticals and iVoice.  Other examples could include activities undertaken by iVoice in the future that could be in direct competition with Thomas Pharmaceuticals. Also, the appearance of conflicts, even if such conflicts do not materialize, might adversely affect the public’s perception of Thomas Pharmaceuticals following the Distribution. Furthermore, Thomas Pharmaceuticals does not have any formal procedure for resolving such conflicts of interest should they arise following the Distribution.

Following the Distribution, BioBridge LLC, an entity not affiliated with iVoice, will beneficially own approximately 21% of the outstanding shares of Thomas Pharmaceuticals Class A Common Stock (assuming the conversion of debt into Class A Common Stock at an assumed conversion price of $0.01 per share).  BioBridge LLC holds a debenture in the principal amount of $103,200 convertible into Class A Common Stock of Thomas Pharmaceuticals and a debenture issued by Thomas Acquisition in the principal amount of $96,800 convertible into Series B Convertible Preferred Stock of Thomas Pharmaceuticals. The $103,200 of the convertible debentures provide that, at the holder’s option, principal and interest due on the debentures can be converted into the number of shares of Thomas Pharmaceuticals Class A Common Stock determined by dividing the amount of the debenture being converted by a 20% discount to the lowest closing bid price of the Thomas Pharmaceuticals Class A Common Stock for the five trading days before the conversion date. $96,800 of the convertible debentures provide that, at the holder’s option, principal and interest due on the debentures can be converted into the Thomas Pharmaceuticals Series B Convertible Preferred Stock having a stated value of $1,000 per share. The Thomas Pharmaceuticals Series B Convertible Preferred Stock is convertible at the holder’s option into the number of shares of Thomas Pharmaceuticals Class A Common Stock determined by dividing the stated value of the shares of Thomas Pharmaceuticals Series B Convertible Preferred Stock being converted by a 20% discount to the lowest closing bid price of the Thomas Pharmaceuticals Class A Common Stock for the five trading days before the conversion date. There is no limit upon the number of shares that Thomas Pharmaceuticals may be required to issue upon conversion of any of these obligations. The $103,200 convertible debenture was secured with the assets of Thomas Pharmaceuticals, subordinate to the security interest previously granted to iVoice. The net proceeds of $160,000 from the convertible debentures were loaned to Thomas Pharmaceuticals in the form of a Promissory Note. The Promissory Note bears interest at the rate of ten percent per annum and has a term of seven years.

Plan of Operation

As described above, based on the operational developments described above and the lack of financing, management is currently evaluating the business of the Company.  Thomas Pharmaceuticals will not be able to continue in the business of selling Acid+All®  or engage in any other related or unrelated business unless it obtains financing or enters into a merger, consolidation, reorganization, joint venture, license, purchase or sale of assets, purchase or sale of stock, or other similar transaction.  Any such merger, acquisition or other transaction may be with a company which has a business outside the current field of operations of Thomas Pharmaceuticals.  Management of Thomas Pharmaceuticals is actively seeking a potential merger or acquisition candidate.  There can be no assurance that any acquisition plan will be successfully implemented. Thomas Pharmaceuticals may not be able to identify, successfully integrate or profitably manage any such businesses or operations.  Currently, Thomas Pharmaceuticals has no plans, proposals or arrangements, either orally or in writing, regarding any specific proposed acquisition or merger.

Thomas Pharmaceuticals does not intend to restrict its search to any particular business, industry, or geographical location. In evaluating a transaction, Thomas Pharmaceuticals will analyze all available factors and make a determination based on a composite of available facts, without reliance on any single factor.  It is impossible to predict the nature of a transaction in which Thomas Pharmaceuticals may participate. Specific business opportunities would be reviewed as well as the respective needs and desires of Thomas Pharmaceuticals and the legal structure or method deemed by management to be suitable would be selected.

As described above, implementing a structure for a particular transaction, Thomas Pharmaceuticals may become a party to a merger, consolidation, reorganization, joint venture, license, purchase and sale of assets, or purchase and sale of stock, or other arrangement the exact nature of which cannot now be predicted.  The operations of Thomas Pharmaceuticals following its consummation of a transaction will be dependent on the nature of the transaction. There may also be various risks inherent in the transaction, the nature and magnitude of which cannot be predicted. In addition, although there are no current plans to do so, Thomas Pharmaceuticals may in the future change its strategy for the development and marketing of its products and the business plan of Thomas Pharmaceuticals might not be implemented as set forth herein.

The Company does not have any new products in development and does not expect to launch any new products in the near future due to its lack of financial resources.  If Thomas Pharmaceuticals obtains financing or enters into a merger, acquisition or other transaction it may seek to expand the operations of Thomas Pharmaceuticals through sales and marketing activity or it may engage in another line of business.  If Thomas Pharmaceuticals is unsuccessful in obtaining financing or entering into a merger, acquisition or other transaction the business of Thomas Pharmaceuticals is unlikely to continue.

As described herein, Thomas Pharmaceuticals currently faces a multitude of problems which have a significant impact on the Company.  These problems each stem from a lack of financing and are interrelated.  As a result of not having adequate financing for sales and marketing activities retailers that previously carried the Acid+All® product stopped ordering such product.   This in turn resulted in the Company’s packager to stop packaging the Acid+All® product.  Without a packager for the product the Company is not able to deliver any products to any retailers that would be willing at this time or in the future to place the Acid+All® product on their shelves.  In addition, if the Company is not able to obtain adequate financing it will not be able to engage in any future sales or marketing activities and it is unlikely that retailers will carry the Acid+All® product in the future, once a packager is in place, unless financial resources are available for such sales and marketing activities.   Accordingly, if the Company is unsuccessful in obtaining financing or entering into a merger, acquisition or other transaction Thomas Pharmaceuticals will be unable to solve the multitude of problems that it current faces as a result of not having adequate financing and it will be unlikely that the business of Thomas Pharmaceuticals will be able to continue.

The Company has a limited operating history on which to base an evaluation of its business and prospects. Its prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. The Company will encounter various risks in implementing and executing its business strategy. The Company can provide no assurance that it will be successful in addressing such risks, and the failure to do so could have a material adverse effect on its business.

The Company does not presently intend to make any loans to any merger or acquisition candidate, or to any unaffiliated third parties.

We do not expect to purchase any significant equipment for the foreseeable future, unless we are successful in growing the business and expanding our product lines.

We do not expect any significant changes in the numbers of employees in the next twelve months, unless we are successful in growing the business and expanding our product lines.

Results of Operations

Nine months ended September 30, 2007 compared to nine months ended September 30, 2006

In January 2006, the Company merged with Thomas Pharmaceuticals NY, which was a start-up company with limited operations and its management had focused its energies on identifying acquisition and/or merger candidates and with closing this merger.

Total revenues for the nine months ended September 30, 2007 and 2006 were $26,707 and $143,355, respectively. Revenues from the sales of the Company’s Acid-All product account for all the revenues of the Company. Revenues in 2007 were reduced by a charge of $48,850 for a reserve for product returns and payment discounts. The sales in 2006 represent initial product sales of the Acid-All product of $264,040, net of a provision for product returns and allowance of $120,684.

Gross profit (loss) for the nine months ended September 30, 2007 and 2006 was a loss of  $34,269 and a profit of $4,261, respectively. Our standard gross profit of approximately 49% on product revenues was substantially eroded by the effect of the discounts and the provision for product returns of $48,850 and $120,684, respectively. Our gross profit in 2007 was also effected by a $56,116 charge for a reserve for excess and obsolete inventory.

Operating expenses for the nine months ended September 30, 2007 and 2006 were $547,464 and $859,542, respectively. The costs in 2007 include $153,991 for selling and marketing expenses compared to $517,241 for 2006. The decrease of $363,250 is primarily attributed to decrease in advertising expenses when compared to the expenses for new product launches in 2006 for the

Acid-All products. Additional decreases in selling expenses represent reduction in salaries and curtailment of sampling expenses upon the resignation of the Thomas’s president in March ’07.  General and administrative expenses in 2007 decreased by $30,281 when compared to 2006. Of these decreases, consulting on product packaging decreased by $45,866, conference, seminars, promotion and travel expenses decreased by $38,560, rent, utilities and office expenses decreased by $39,409 when compared to 2006. These decreases were offset by increases in accounting, legal and professional fees of $102,107 related to the preparation and filing of the Company’s SB2 registration statement. The operating expenses in 2007 also include a $79,137 charge for impairment of intangible assets and a $2,316 amortization of intangibles.

Total other expense for the nine months ended September 30, 2007 was an expense of $255,719. This total was primarily comprised of $91,646 amortization of the discount on debt, $93,704 loss on revaluation of the derivatives and $70,369 of accrued interest expense on the debentures and promissory notes. Total other expense for the nine months ended September 30, 2006 was an expense of $253,159.  This total was primarily comprised of $63,348 amortization of the discount on debt, $144,861 loss on revaluation of the derivatives and $44,950 of accrued interest expense on the on the debentures and promissory notes. The increase in amortization of the discount on debt and the increase in interest expense were related to the increases in convertible debt as compared to the prior year.

Net loss before preferred dividends for the nine months ended September 30, 2007 and 2006 were $837,452 and $1,108,440, respectively. The decrease in net loss before preferred dividends of $270,988 was the result of the factors discussed above.

Preferred dividends for the nine months ended September 30, 2007 and 2006 were $41,136 and $33,301, respectively. These dividends are accrued pursuant to the provisions of the Series B Convertible Preferred Stock.

Three months ended September 30, 2007 compared to three months ended September 30, 2006

Total revenues for the three months ended September 30, 2007 and 2006 were $0 and $141,242, respectively. Revenues from the sales of the Company’s Acid-All product account for all the revenues of the Company. The Company had no new revenues in the three months ended September 30, 2007 as our contract packager had suspended all production and shipping. Sales for the three months ended September 30, 2006 were $141,242, net of a provision for product returns and allowance of $54,223.

Gross profit for the three months ended September 30, 2007 and 2006 was  $0 and $29,479, respectively. The Company had no gross profit in the three months ended September 30, 2007 as our contract packager had suspended all production and shipping. For the three months ended September 30, 2006, our gross profit of 21% was substantially eroded by the effect of the discounts and the provision for product returns of $54,223.

Operating expenses for the three months ended September 30, 2007 and 2006 were $93,562 and $278,600, respectively. The costs in 2007 include $30,000 for selling and marketing expenses compared to $190,580 for 2006. The decrease of $160,580 is primarily attributed to decrease in advertising expenses when compared to the expenses for new product launches in 2006 for the Acid-All products. Additional decreases in selling expenses represent reduction in salaries and curtailment of sampling expenses upon the resignation of the Thomas’s president in March ’07.  General and administrative expenses in 2007 decreased by $24,458 when compared to 2006. Of these decreases, consulting on product packaging decreased by $4,776, office administrative services and web-site maintenance decreased by $5,125, travel expenses decreased by $10,615, and rent, utilities, insurance and office expenses decreased by $21,780 when compared to 2006. These decreases were offset by increases in accounting, legal and professional fees of $19,963 related to the preparation and filing of the Company’s SB2 registration statement.

Total other expense for the three months ended September 30, 2007 was an expense of $102,764. This total was primarily comprised of $31,259 amortization of the discount on debt, $46,844 loss on revaluation of the derivatives and $24,661 of accrued interest expense on the debentures and promissory notes. Total other expense for the three months ended September 30, 2006 was an expense of $28,247.  This total was primarily comprised of $24,866 amortization of the discount on debt and $18,188 of accrued interest expense on the on the debentures and promissory notes, offset by a gain of $14,807 on revaluation of the derivatives. The increase in amortization of the discount on debt and the increase in interest expense were related to the increases in convertible debt as compared to the prior year.

Net loss before preferred dividends for the three months ended September 30, 2007 and 2006 were $196,326 and $277,368, respectively. The decrease in net loss before preferred dividends of $81,042 was the result of the factors discussed above.

Preferred dividends for the three months ended September 30, 2007 and 2006 were $13,863. These dividends are accrued pursuant to the provisions of the Series B Convertible Preferred Stock.

Liquidity and Capital Resources

On January 6, 2006, iVoice purchased from Thomas Pharmaceuticals $325,000 of Thomas Pharmaceuticals Series B Convertible Preferred Stock (325 shares), a $360,000 10% secured convertible debenture and a $100,000 10% administrative service convertible debenture. The administrative service debenture was issued by Thomas Pharmaceuticals to compensate iVoice for the administrative services that iVoice provided to Thomas Pharmaceuticals under the administrative services agreement. The purchase of the Series B Convertible Preferred Stock and the $360,000 convertible debenture provided working capital to Thomas Pharmaceuticals.  Both debentures are due on January 1, 2013 bearing interest of 10%, compounded quarterly.

On April 27, 2006, iVoice purchased a 10% secured convertible debenture issued by Thomas Pharmaceuticals in the principal amount of $225,000 and $225,000 of Series B Convertible Preferred Stock of Thomas Pharmaceuticals (225 shares) to provide additional working capital.  This debenture is due on January 1, 2013 bearing interest of 10%, compounded quarterly.

On February 7, 2007, iVoice purchased a 10% secured convertible debenture issued by Thomas Pharmaceuticals in the principal amount of $25,000 to provide working capital for the preparation of this registration statement.  This debenture is due on February 6, 2014 bearing interest of 10%, compounded quarterly.

iVoice has the right to convert $710,000 in principal (plus accrued and unpaid interest) of convertible debentures into an indeterminate number of shares of Thomas Pharmaceuticals Class A Common Stock. The debentures are convertible at the option of iVoice any time up to maturity at a conversion price equal to 80% of the lowest closing bid price of the common stock for the 5 trading days immediately preceding the conversion date. In the event the debentures are redeemed, then Thomas Pharmaceuticals will pay $125,000 plus interest for each $100,000 redeemed. There is no limitation on the number of shares of Class A Common Stock that we may be required to issue to iVoice upon the conversion of this indebtedness.

iVoice also has the right to convert each share of Series B Convertible Preferred Stock into the number of shares of Thomas Pharmaceuticals’ Class A Common Stock determined by dividing the number of shares of Series B Convertible Preferred Stock being converted by 80% of the lowest closing bid price of the common stock for the 5 trading days immediately preceding the conversion date. There is no limit upon the number of shares of Class A Common Stock that we may be required to issue upon conversion of any of these shares.

iVoice executed a Security Agreement with Thomas Pharmaceuticals to secure the obligations of Thomas Pharmaceuticals under the various debentures set forth above.

On August 9, 2006, iVoice entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) by and among Thomas Pharmaceuticals, Thomas Pharmaceutical Acquisition Corp. (“Thomas Acquisition”) and iVoice, whereby Thomas Acquisition, an entity unaffiliated with Thomas Pharmaceuticals or iVoice, agreed to purchase all of the securities of Thomas Pharmaceuticals outstanding as of such date and owned by iVoice (the “Securities”), for the purchase price of $1,235,100 plus twenty-five (25%) percent thereof, plus interest and dividends accrued under the terms of such securities through the closing date. iVoice had the right to terminate the Stock Purchase Agreement in the event the closing did not occur by October 31, 2006.

On January 26, 2007, iVoice entered into an Extension Agreement (the “Extension Agreement”) by and among Thomas Pharmaceuticals, Thomas Acquisition and iVoice. The Extension Agreement amended the Stock Purchase Agreement whereby the expiration date provided for in the Stock Purchase Agreement was extended to and through the date on which the Securities and Exchange Commission declares effective a registration statement for the distribution of Class A Common Stock of Thomas Pharmaceuticals to the shareholders of the iVoice (the “Effective Date”). It was also agreed by the parties that Thomas Acquisition would provide $160,000 to Thomas Pharmaceuticals as bridge financing.  Upon effectiveness of the registration statement on October 26, 2007, the Stock Purchase Agreement was terminated and Thomas Acquisition no longer had the right to purchase the iVoice Securities and iVoice is proceeding with the Distribution.

On January 26, 2007, Thomas Acquisition issued to BioBridge LLC a debenture in the principal amount of $103,200 convertible into Class A Common Stock of Thomas Pharmaceuticals and a debenture in the principal amount of $96,800 convertible into Series B Convertible Preferred Stock of Thomas Pharmaceuticals. The $103,200 of the convertible debentures provide that, at the holder’s option, principal and interest due on the debentures can be converted into the number of shares of Thomas Pharmaceuticals Class A Common Stock determined by dividing the amount of the debenture being converted by a 20% discount to the lowest closing bid price of the Thomas Pharmaceuticals Class A Common Stock for the five trading days before the conversion date. The $96,800 of the convertible debentures provide that, at the holder’s option, principal and interest due on the debentures can be converted into the Thomas Pharmaceuticals Series B Convertible Preferred Stock having a stated value of $1,000 per share. The Thomas Pharmaceuticals Series B Convertible Preferred Stock is convertible at the holder’s option into the number of shares of Thomas Pharmaceuticals Class A Common Stock determined by dividing the stated value of the shares of Thomas Pharmaceuticals Series B Convertible Preferred Stock being converted by a 20% discount to the lowest closing bid price of the Thomas Pharmaceuticals Class A Common Stock for the five trading days before the conversion date. There is no limit upon the number of shares that Thomas Pharmaceuticals may be required to issue upon conversion of any of these obligations. The $103,200 convertible debenture was secured with substantially all of the assets of Thomas Pharmaceuticals (including goods, inventory, contract rights, accounts receivable, products and proceeds), subordinate to the security interest previously granted to iVoice. The net proceeds of $160,000 from the convertible debentures were loaned by Thomas Acquisition to Thomas Pharmaceuticals and Thomas Pharmaceuticals executed a Promissory Note for such funds. The Promissory Note bears interest at the rate of ten percent per annum and has a term of seven years.  In exchange for and in consideration of BioBridge LLC purchasing the secured convertible debenture and thereby permitting Thomas Acquisition to loan the net proceeds to Thomas Pharmaceuticals for operations, Thomas Pharmaceuticals agreed to have the convertible debenture secured with assets of Thomas Pharmaceuticals and convertible into shares of Thomas Pharmaceuticals.

To date, the Company has incurred substantial losses, and will require financing for working capital to meet its operating obligations. We anticipate that we will require financing on an ongoing basis for the foreseeable future to fund our working capital needs.

During the nine months ended September 30, 2007, the Company had a net increase in cash of $161. The Company’s principal sources and uses of funds were as follows:

Cash used by operating activities. The Company used $175,592 in cash for operating activities in the nine months ended September 30, 2007. The use of funds is primarily the result of the losses from operations sustained by the Company and increases in accounts receivable, offset by increases in accounts payable and accrued expenses.

Cash used by investing activities. The Company used cash of $3,247 for investing activities in the nine months ended September 30, 2007. The Company incurred legal fees for trademark applications on new products.

Cash provided by financing activities. The Company provided $179,000 cash from financing in the nine months ended September 30, 2007. This represented the proceeds from the sale of a $160,000 Promissory note to Thomas Pharmaceuticals Acquisition, Inc. pursuant to the terms of the Extension Agreement with Thomas Pharmaceuticals and Thomas Pharmaceuticals Acquisition and the proceeds from a $25,000 convertible debenture issued to iVoice. During 2007, $6,000 was repaid to Thomas Pharmaceuticals Acquisition.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Forward Looking Statements - Cautionary Factors

Certain information included in this Form 10-QSB and other materials filed or to be filed by us with the Securities and Exchange Commission (as well as information included in oral or written statements made by us or on our behalf), may contain forward-looking statements about our current and expected performance trends, growth plans, business goals and other matters.  These statements may be contained in our filings with the Securities and Exchange Commission, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers.  Information set forth in this discussion and analysis contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements.  The reader is cautioned that such forward-looking statements are based on information available at the time and/or management’s good faith belief with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements.  Forward-looking statements speak only as of the date the statement was made.  We assume no obligation to update forward-looking information to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information.  Forward-looking statements are typically identified by the use of terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “should,” “will,” and similar words, although some forward-looking statements are expressed differently.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct.

Risks Related to Our Business

Thomas Pharmaceuticals has had limited product sales and is unable to fill any orders for Acid+All® at this time.

Our one product, Acid+All®, has had limited sales to date. During the year ended December 31, 2006 we generated approximately $179,938 in revenues from product sales.  Product sales have decreased substantially during the first nine months of 2007.  For the nine months ended September 30, 2007, we generated approximately $26,707 in revenues from sales of Acid+All®.   As of March 1, 2007 we were shipping Acid+All® to 40 major national and regional retailers.  During 2006 and the first three quarters of 2007 the product was available through additional retailers who decided to no longer carry the Acid+All® product since we did not have the financial resources for necessary sales and marketing activities at that time.  We are currently not shipping Acid+All® to any retailers.  The only sales of Acid+All®  at this time are sales of remaining products on the shelves of retailers who previously ordered Acid+All®.  Currently, we have no new orders for our product and if we were to receive any order for the Acid+All® product we would be unable to fill such order since our contract packager has ceased packaging the Acid+All® product based on our financial condition and we have no packaged products in inventory.  If we are able to obtain necessary financing we may be able to enter into a new arrangement with a contractor to package Acid+All® and may be able to develop new contracts with retailers.  However, no such assurance can be given that we will be able to obtain financing or enter into any new contracts with retailers or a packager.

Thomas Pharmaceuticals has a history of operating losses and has been unprofitable since inception.

We incurred net losses of approximately $1,489,594 during the year ended December 31, 2006 and $878,588 for the nine months ended September 30, 2007. We expect to incur substantial additional operating losses in the future. We cannot assure you that we will continue to generate revenues from operations or achieve profitability in the near future or at all.  We may continue to operate at a loss for the foreseeable future and we cannot estimate when or if we will achieve profitability. If we continue to have operating losses, there is no certainty that we will have the financial resources to continue in business.

Thomas Pharmaceuticals will not be able to continue in business unless it obtains financing or enters into a merger, acquisition or similar transaction.

Our primary source of financing has been through the issuance of convertible debentures and Series B Preferred Stock to iVoice. We need to raise significant financing in order to fund our ongoing operations until such time that the sale of products generates enough revenue to fund operations.  There can be no assurance as to the receipt or timing of financing or revenues from operations.  We anticipate that our operations will require at least $190,000 per quarter.  These quarterly expenses are anticipated to consist of the following: payroll and benefits of $60,500, occupancy costs of $7,000, professional fees of $30,500, advertising of $30,000, net interest expenses of $24,000, contract sales management of $20,000, liability insurance of $7,000 and miscellaneous administrative expenses of $11,000.  We anticipate that we will require financing on an ongoing basis for the foreseeable future to fund our working capital needs.

Based on the operational developments described above and the lack of financing, management is currently evaluating the business of the Company.  Thomas Pharmaceuticals will not be able to continue in the business of selling Acid+All®  or engage in any other related or unrelated business unless it obtains financing or enters into a merger, consolidation, reorganization, joint venture, license, purchase or sale of assets, purchase or sale of stock, or other similar transaction.  Any such merger, acquisition or other transaction may be with a company which has a business outside the current field of operations of Thomas Pharmaceuticals.  Management of Thomas Pharmaceuticals is actively seeking a potential merger or acquisition candidate.  There can be no assurance that any acquisition plan will be successfully implemented. Thomas Pharmaceuticals may not be able to identify, successfully integrate or profitably manage any such businesses or operations.  Currently, Thomas Pharmaceuticals has no plans, proposals or arrangements, either orally or in writing, regarding any specific proposed acquisition or merger.

Thomas Pharmaceuticals currently faces a multitude of interrelated problems that stem from a lack of financing.

We currently face a multitude of problems which have a significant impact on us.  These problems each stem from a lack of financing and are interrelated.  As a result of not having adequate financing for sales and marketing activities retailers that previously carried the Acid+All® product stopped ordering such product.   This in turn resulted in our packager to stop packaging the Acid+All® product.  Without a packager for the product we are not able to deliver any products to any retailers that would be willing at this time or in the future to place the Acid+All® product on their shelves.  In addition, if we are not able to obtain adequate financing we will not be able to engage in any future sales or marketing activities and it is unlikely that retailers will carry the Acid+All® product in the future, once a packager is in place, unless financial resources are available for such sales and marketing activities.   Accordingly, if we are unsuccessful in obtaining financing or entering into a merger, acquisition or other transaction we will be unable to solve the multitude of problems that we currently face as a result of not having adequate financing and it will be unlikely that our business will be able to continue.

The sales cycle for products of Thomas Pharmaceuticals is lengthy and there is no guaranty of resulting sales.

The average marketing and sales cycle for new products such as ours is lengthy and can be as long as 18 months. Accordingly, the time lag from initiation of marketing efforts to final sales can be lengthy and there is no guaranty that the expenditure of significant time and resources will result in sales.

The long payment cycle and exposure to losses on sales of products may have a negative effect on our business, results of operations and financial condition.

As is the case with many suppliers of over-the-counter healthcare products to retailers such as drug store chains, we ship our products to vendors in advance of sale to the consumer and in certain cases will not receive payment from the vendors until after the product is scanned at the cash register and the sale to the consumer is made (known as pay-on-scan). We generally offer a return policy for unsold products. We often have inventory that is outstanding with our vendors that is available for sale but is not yet sold or paid for. In addition, we extend credit and have sales guarantees pursuant to arrangements with certain vendors. Several of our large customers have provisions in their agreements that delay payments to us until there is a steady flow of products being sold. In some cases, we also offer an unlimited return policy for slow moving products. Exposure to losses on receivables and pursuant to sales guarantees is expected to vary by customer due to how the products are being purchased by the customers (end-users). Our cash flow will therefore generally lag behind our inventory shipment and sales and unless we are able to put our products in the hands of a significant number of consumers, our business, results of operations and financial condition may suffer significantly. In addition, we may not have sufficient cash flow to purchase additional inventory when needed for delivery to vendors or for operations. We believe that we may continue to operate at a negative cash flow for certain periods in the future due to these factors. If we are unable to consistently generate sustained positive cash flow from operations, we must rely on debt or equity financing.

Thomas Pharmaceuticals may have difficulty in expanding its retail distribution network, which will limit its ability to sell sufficient quantities of products or grow its market share to create profits.

Our business model depends greatly on our ability to place our products on retail shelves for availability to consumers. In order to compete effectively, gain market share and generate sufficient net sales, we must expand our distribution network. Our targeted retailers are very protective of their limited shelf space. Our business model depends on us being able to convince retailers that they will benefit from adding our products to their inventory. If stores and distributors are unwilling or unable to do so, we may not be able to sell sufficient quantities of products in order to create profits. Our failure to develop, maintain and continually improve our distribution network could give rise to a loss of market share or an inability to attain sufficient market share in order to create profits.

As described above, as of March 1, 2007 Thomas Pharmaceuticals was shipping Acid+All® to 40 major national and regional retailers.  During 2006 and the first three quarters of 2007 the product was available through additional retailers who decided to no longer carry the Acid+All® product since Thomas Pharmaceuticals did not have the financial resources for necessary sales and marketing activities at that time. Thomas Pharmaceuticals is currently not shipping Acid+All® to any retailers.  The only sales of Acid+All®  at this time are sales of remaining products on the shelves of retailers who previously ordered Acid+All®.  Currently, Thomas Pharmaceuticals has no new orders for its product and if it were to receive any order for the Acid+All® product it would be unable to fill such order since its contract packager has ceased packaging the Acid+All® product based on the financial condition of the Company and the Company has no packaged products in inventory.   In addition, we currently do not have long-term sale or supply agreements with any retail distributors and we do not have any agreements with any retail distributors to carry our products exclusively or for any period of time. Therefore, any retail distributors who sell our products may purchase products that compete with our products or cease purchasing our products at any time.

Thomas Pharmaceuticals has a working capital loss, which means that the current assets on September 30, 2007 were not sufficient to satisfy the current liabilities.

We currently have a working capital deficit, which means that our current liabilities exceed our current assets. At September 30, 2007 our working capital deficit was $612,279. Current assets are assets that are expected to be converted to cash or otherwise utilized within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets are not sufficient to satisfy all of our current liabilities.

Thomas Pharmaceuticals will face many of the difficulties that companies in the early stage may face.

As a result of our limited operating history, it may be difficult for you to assess our growth and earnings potential. We may face many of the difficulties that companies in the early stages of their development in new and evolving markets often face as they are described below. We may continue to face these difficulties in the future, some of which may be beyond our control. If we are unable to successfully address these problems, our future growth and earnings will be negatively affected.

Thomas Pharmaceuticals has no operating history as a separate public company and may be unable to operate profitably as a stand-alone company.

Although iVoice has operated as a reporting public company since 2000 and has sold computerized telephony software since 1997, Thomas Pharmaceuticals does not have an operating history as a separate public company. Since Thomas Pharmaceuticals has only been a subsidiary of iVoice as of January 6, 2006 it has been able to rely, to some degree, on iVoice for capital requirements. After the Distribution, Thomas Pharmaceuticals will be able to rely only on its own business for such requirements. The business of Thomas Pharmaceuticals has operated at a loss in the past for iVoice, and as an independent company such losses may continue or increase. Additionally, since January 2006 Thomas Pharmaceuticals’ business has relied on iVoice for financial, administrative and managerial expertise in conducting its operations. Following the Distribution, Thomas Pharmaceuticals will maintain its own credit and banking relationships and perform its own financial and investor relations functions. Thomas Pharmaceuticals may not be able to successfully put in place the financial, administrative and managerial structure necessary to operate as a separate public company, and the development of such structure will require a significant amount of management’s time and other resources.

The historical information of Thomas Pharmaceuticals has limited relevance to its results of operations as a separate company.

The historical financial information of Thomas Pharmaceuticals included in the prospectus and in this filing does not reflect what our results of operations, financial position and cash flows would have been had we been a separate, stand-alone entity during the periods presented or what our results of operations, financial position and cash flows will be in the future. This is because iVoice did not account for us as, and we were not operated as, a single stand-alone business for the periods presented. For more information about the preparation of our financial statements from the financial statements of iVoice, see “Summary Financial Information” and “Management’s Discussion and Analysis or Plan of Operation.”

Thomas Pharmaceuticals has received a going concern opinion from its independent auditors that describes the uncertainty regarding its ability to continue as a going concern.

Thomas Pharmaceuticals has received a report from its independent auditors for the fiscal year ended December 31, 2006 and for the period May 19, 2005 (inception) through December 31, 2005, containing an explanatory paragraph that describes the uncertainty regarding Thomas Pharmaceuticals’ ability to continue as a going concern due to its operating losses and capital deficit.

We anticipate that our operations will require at least $190,000 per quarter.  These quarterly expenses are anticipated to consist of the following: payroll and benefits of $60,500, occupancy costs of $7,000, professional fees of $30,500, advertising of $30,000, net interest expenses of $24,000, contract sales management of $20,000, liability insurance of $7,000 and miscellaneous administrative expenses of $11,000.

The financial statements of Thomas Pharmaceuticals have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our ability to continue as a going concern is dependent on additional sources of capital.  We have not made any adjustments to our financial statements as a result of the going concern modification to the report of our independent registered public accounting firm. If we become unable to continue as a going concern, we could have to liquidate our assets, which means that we are likely to receive significantly less for those assets than the values at which such assets are carried on our financial statements. Any shortfall in the proceeds from the liquidation of our assets would directly reduce the amounts, if any, that holders of our common stock could receive in liquidation.

Our future success is dependent upon our ability to achieve profitable operations and generate cash from operating activities, and upon additional financing. We will need to raise approximately $760,000 to sustain our operations over the next twelve months.  There is no guarantee that we will be able to raise enough capital or generate revenues to sustain our operations. In addition, our going concern opinion may negatively impact our ability to raise necessary funds.

There can be no assurance that management’s plans to raise additional capital will be successful, and other unforeseeable actions may become necessary. Any inability to raise capital may require us to reduce the level of our operations. Such actions would have a material adverse effect on us, our business and operations and result in charges that would be material to our business and results of operations.

Thomas Pharmaceuticals’ future revenue and operating results are unpredictable and may fluctuate, which could cause Thomas Pharmaceuticals’ stock price to decline.

Our short operating history and the competitive market in which we operate make it difficult to accurately forecast our revenues and operating results.  Our operating results are unpredictable and we expect them to fluctuate in the future due to a number of factors. These factors may include, among others:

●	the timing of sales of our products, particularly in light of our minimal sales history;

●	lengthy sales and payment cycles;

●	market acceptance of products;

●	reliance on a limited number of key customers;

●	need for additional funding;

●	the introduction of competitive products by existing or new competitors;

●	reduced demand for any given product;

●	unexpected delays in introducing new products;

●	increased expenses, whether related to sales and marketing, product development or administration; and

●	costs related to possible acquisitions of products or businesses.

Due to these factors, forecasts may not be achieved, either because expected revenues do not occur or because they occur at lower prices or on terms that are less favorable to us. In addition, these factors increase the chances that our results could diverge from the expectations of investors and analysts. If so, the market price of our stock would likely decline.

Thomas Pharmaceuticals has in the past and may in the future sell convertible securities, possibly without limitations on the number of shares of common stock the securities are convertible into, which could dilute the value of the holdings of current stockholders and have other detrimental effects on your holdings.

We have relied on the issuance of convertible debentures and convertible preferred stock to obtain working capital and may continue to do so in the future. As of the date of this prospectus, there are outstanding $910,000 in principal of convertible debentures ($710,000 in principal issued by us to iVoice and $200,000 in principal issued by Thomas Pharmaceutical Acquisition Corp. to BioBridge LLC) and 550 shares of Series B Convertible Preferred Stock with a stated value of $1,000 per share convertible into our shares issued by us to iVoice. $813,200 of the convertible debentures provide that, at the holder’s option, principal and interest due on the debentures can be converted into the number of shares of Class A Common Stock determined by dividing the amount of the debenture being converted by a 20% discount to the lowest closing bid price of the Class A Common Stock for the five trading days before the conversion date. $96,800 of the convertible debentures provide that, at the holder’s option, principal and interest due on the debentures can be converted into the Series B Convertible Preferred Stock having a stated value of $1,000 per share. The Series B Convertible Preferred Stock is convertible at the holder’s option into the number of shares of Thomas Pharmaceuticals’ Class A Common Stock determined by dividing the stated value of the shares of Series B Convertible Preferred Stock being converted by a 20% discount to the lowest closing bid price of the Class A Common Stock for the five trading days before the conversion date. If we assume a market price of $0.0125 and a conversion price of $0.01, we will issue approximately 146,000,000 shares of Class A Common Stock (issuance of up to 55,000,000 shares for conversion of the iVoice Series B Convertible Preferred Stock, up to 71,000,000 shares for conversion of the iVoice Convertible Debentures and up to 20,000,000 shares for conversion of Thomas Acquisition Convertible Debentures) our net tangible book value as of date of this filing is estimated to be ($1,497,598) or ($0.00374) per share. Such an offering would represent an immediate increase in net tangible book value to existing stockholders of $0.00214 per share and an immediate dilution to new stockholders of $0.01624 per share, or 129.9%.   There is no limit upon the number of shares that we may be required to issue upon conversion of any of these obligations.

The following is an example of the amount of shares of Thomas Pharmaceuticals Class A Common Stock that are issuable upon conversion of $1,460,000 of principal of our convertible debentures and Series B Preferred Stock, based on various market prices:

Assumed Market Price	Assumed Conversion Price	No. of Shares to be issued	Percentage of Stock Issuable
$0.01250	$0.0100	146,000,000	36.45%

$0.00938	$0.0075	194,666,667	43.33%

$0.00625	$0.0050	292,000,000	53.42%

$0.00313	$0.0025	584,000,000	69.64%

$713,200 in principal of convertible debentures is secured by substantially all of our assets.

In order to obtain working capital in the future, we may issue additional equity securities and convertible obligations.

In the event that the price of Thomas Pharmaceuticals Class A Common Stock decreases, and our convertible obligations (or any other convertible obligations we may issue) are converted into shares of Thomas Pharmaceuticals Class A Common Stock:

●	the percentage of shares outstanding that will be held by these holders upon conversion will increase accordingly,

●	increased share issuance, in addition to a stock overhang of an indeterminable amount, may depress the price of Thomas Pharmaceuticals Class A Common Stock,

●	the sale of a substantial amount of convertible securities to relatively few holders could effectuate a possible change in control of Thomas Pharmaceuticals, and

●
in the event of our voluntary or involuntary liquidation while the secured convertible debentures are outstanding, the holders of those securities will be entitled to a preference in distribution of our property.

In addition, if the market price declines significantly, we could be required to issue a number of shares of Class A Common Stock sufficient to result in our current stockholders not having an effective vote in the election of directors and other corporate matters. In the event of a change in control of Thomas Pharmaceuticals, it is possible that the new majority stockholders may take actions that may not be consistent with the objectives or desires of our current stockholders.

We are required to convert our existing convertible obligations based upon a 20% discount to the market price of our common stock. As a result, the lower the market price of Thomas Pharmaceuticals Class A Common Stock, the larger the number of shares we will have to issue to the holders of our convertible obligations. Any sale of convertible obligations may result in a very large conversion at one time.

Thomas Pharmaceuticals may not be able to access sufficient funds when needed.

We are dependent on external financing to fund our operations. For the year ended December 31, 2006 and the nine months ended September 30, 2007, we reported net cash used in operating activities of $1,204,961 and $175,592, respectively, and will require financing for working capital to meet our operating obligations.  Cash reserves at September 30, 2007 are not sufficient to sustain our operations at these levels and we anticipate that we will require financing on an ongoing basis for the foreseeable future to fund our working capital needs.  We will need to raise approximately $760,000 to sustain our operations over the next twelve months.  There is no guarantee that we will be able to raise enough capital or generate revenues to sustain our operations. In addition, our going concern opinion may negatively impact our ability to raise necessary funds.   See “Management’s Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources.” We cannot assure you that we will be able to access such financing in sufficient amounts or at all when needed. Our inability to obtain sufficient financing would have an immediate material adverse effect on us, our financial condition and our business.

Thomas Pharmaceuticals’ stockholders may experience significant dilution if future equity offerings are used to fund operations or acquire businesses.

If working capital or future acquisitions are financed through the issuance of equity securities, Thomas Pharmaceuticals stockholders would experience significant dilution. In addition, securities issued in connection with future financing activities or potential acquisitions may have rights and preferences senior to the rights and preferences of the Thomas Pharmaceuticals Class A Common Stock.

The conversion of outstanding debt obligations into equity securities would have a dilutive effect on Thomas Pharmaceuticals shareholders. Further, securities issued in connection with future financing activities or potential acquisitions may have rights and preferences senior to the rights and preferences of the Thomas Pharmaceuticals Class A Common Stock.

Thomas Pharmaceuticals’ obligations under the secured convertible debentures are secured by substantially all of its assets.

Our obligations under $610,000 in principal of secured convertible debentures issued by Thomas Pharmaceuticals to iVoice are secured by substantially all of our assets. In addition, $103,800 in principal of secured convertible debentures issued by Thomas Pharmaceutical Acquisition Corp., an entity unaffiliated with iVoice or Thomas Pharmaceuticals are secured, subject to the prior security interest of iVoice, by substantially all of our assets.  The net proceeds of $160,000 from the convertible debentures were loaned by Thomas Acquisition to Thomas Pharmaceuticals and Thomas Pharmaceuticals executed a Promissory Note for such funds.  In exchange for and in consideration of BioBridge LLC purchasing the Thomas Acquisition secured convertible debenture and thereby permitting Thomas Acquisition to loan the net proceeds to Thomas Pharmaceuticals for operations, Thomas Pharmaceuticals agreed to have the Thomas Acquisition convertible debenture secured with assets of Thomas Pharmaceuticals and convertible into shares of Thomas Pharmaceuticals.  As a result, if we default under the terms of the secured convertible debentures issued by us or Thomas Acquisition, the secured lenders could foreclose on their security interests and liquidate all of our assets. This would cause operations to cease.

Members of Thomas Pharmaceuticals’ Board of Directors and management may have conflicts of interest after the Distribution; Thomas Pharmaceuticals does not have any formal procedure for resolving conflicts in the future.

After the Distribution, Mr. Mahoney, the Non-Executive Chairman of the Board of Thomas Pharmaceuticals, will continue to serve as the Chairman, President and Chief Executive Officer of iVoice. Mr. Mahoney is a controlling stockholder of iVoice, beneficially owning approximately 92% of the outstanding shares of iVoice Class A Common Stock (assuming the conversion of outstanding shares of Class B Common Stock and debt into shares of Class A Common Stock) as of October 31, 2007.  Following the Distribution, Mr. Mahoney will own iVoice shares and iVoice will beneficially own approximately 33% of the outstanding shares of Thomas Pharmaceuticals Class A Common Stock (assuming the conversion of outstanding shares of Class B Convertible Preferred Stock and debt into Class A Common Stock at an assumed conversion price of $0.01 per share).  iVoice will have the right to convert $710,000 in principal (plus accrued and unpaid interest) of indebtedness into an indeterminate number of shares of Thomas Pharmaceuticals Class A Common Stock. The debentures are convertible at the option of iVoice any time up to maturity at a conversion price equal to 80% of the lowest closing bid price of the common stock for the 5 trading days immediately preceding the conversion date. For example, if the assumed conversion price for this indebtedness was $.01 per share, iVoice would beneficially own 71,000,000 shares of Class A Common Stock.  The convertible debentures are secured by the assets of Thomas Pharmaceuticals. In the event the debentures are redeemed, then Thomas Pharmaceuticals will pay $125,000 plus interest for each $100,000 redeemed. There is no limitation on the number of shares of Class A Common Stock that we may be required to issue to iVoice upon the conversion of this indebtedness.

iVoice also owns 550 shares of Series B Convertible Preferred Stock with a stated value of $1,000 per share.  Each share of Series B Convertible Preferred Stock is convertible at the option of iVoice into the number of shares of Thomas Pharmaceuticals’ Class A Common Stock determined by dividing the stated value of Series B Convertible Preferred Stock being converted by a 20% discount to the lowest closing bid price of the Class A Common Stock for the five trading days before the conversion date.  For example, if the assumed conversion price for these shares was $.01 per share, iVoice would beneficially own 55,000,000 shares of Class A Common Stock.  There is no limit upon the number of shares of Class A Common Stock that we may be required to issue upon conversion of these shares.

iVoice, as a holder of shares of the Series B Convertible Preferred Stock, is entitled on each matter which the Class A Common Stockholders vote on, to cast the number of votes equal to the number of Class A Common Stock that would be issued upon the conversion of the Series B Convertible Preferred Stock held by that holder, had all of the outstanding Series B Convertible Preferred Stock held by that holder been converted on the record date used for such shareholders vote or meeting. For example, if the conversion price for the Series B Convertible Preferred Stock was $.01 per share, iVoice would have voting rights equal to 55,000,000 shares of Class A Common Stock, or 17.8% of the eligible voting rights.  Depending on the conversion price for the Series B Convertible Preferred Stock on the record date for any shareholders vote or meeting, iVoice could have control over the management and direction of Thomas Pharmaceuticals, including the election of directors, appointment of management and approval of actions requiring the approval of stockholders. The voting rights of iVoice will also increase upon the conversion of the debentures held by iVoice into shares of Thomas Pharmaceuticals Class A Common Stock.  Jerome R. Mahoney, as the sole officer of iVoice, has the authority to vote portfolio securities owned by iVoice such as shares of Thomas Pharmaceuticals owned by iVoice.   Mr. Mahoney votes these portfolio securities as directed by the Board of Directors of iVoice. Jerome R. Mahoney and Frank V. Esser are directors of iVoice and the approval of both Mr. Mahoney and Mr. Esser is required for any voting decision.   Mr. Esser is also a stockholder of iVoice and a director of Thomas Pharmaceuticals and will participate in the Distribution.

Mr. Mahoney also serves as the Chairman of the Board of Trey Resources, the President, Chief Executive Officer and Secretary of iVoice Technology and Non-Executive Chairman of the Board of SpeechSwitch.  Mr. Mahoney’s roles with Thomas Pharmaceuticals, iVoice, Trey Resources, iVoice Technology and SpeechSwitch could create, or appear to create, potential conflicts of interest when Mr. Mahoney is faced with decisions that could have different implications for Thomas Pharmaceuticals, iVoice, Trey Resources, iVoice Technology and SpeechSwitch.  These relationships could create, or appear to create, potential conflicts of interest when Thomas Pharmaceuticals’ directors and management are faced with decisions that could have different implications for Thomas Pharmaceuticals, iVoice, Trey Resources, iVoice Technology and SpeechSwitch.  For example, Mr. Mahoney may experience conflicts of interest with respect to the allocation of his time, services and functions among Thomas Pharmaceuticals, iVoice, Trey Resources, iVoice Technology and SpeechSwitch. Other examples include allocating corporate opportunities to any of these five companies including potential business acquisitions.  Additional conflicts may relate to disputes arising out of any agreements between Thomas Pharmaceuticals and iVoice.  Other examples could include activities undertaken by iVoice in the future that could be in direct competition with Thomas Pharmaceuticals. Also, the appearance of conflicts, even if such conflicts do not materialize, might adversely affect the public’s perception of Thomas Pharmaceuticals following the Distribution. Furthermore, Thomas Pharmaceuticals does not have any formal procedure for resolving such conflicts of interest should they arise following the Distribution.

If Thomas Pharmaceuticals loses the services of its key personnel, its business may suffer.

We currently only have two employees, one full-time and one part-time.  We are dependent on our key officer John E. Lucas, our Chief Executive Officer.  The loss of Mr. Lucas could materially harm our business because of the cost and time necessary to retain and train a replacement. Such a loss would also divert management attention away from operational issues.  To minimize the effects of such loss, we have entered into an employment contract with Mr. Lucas.

We have no key man insurance on any of our employees and do not expect to obtain such insurance in the future. If we lose the services of any key personnel and such personnel can not be replaced on a timely basis our business may suffer.

Thomas Pharmaceuticals employment agreements are a significant expense for our Company.

We have entered into an employment agreement with John E. Lucas, our Chief Executive Officer, pursuant to which we agreed to pay Mr. Lucas the sum of $60,000 the first year with an annual increase based on the Consumer Price Index every year thereafter.  We also agreed to pay Mr. Lucas an annual cash bonus based upon the net sales of the Company. The compensation payable to Mr. Lucas under the agreement may be paid in the form of cash, debt or shares of Class B Common Stock at the option of the Company.

In the event Mr. Lucas’s employment agreement is terminated by us for cause or due to Mr. Lucas’s disability or retirement, we will pay him any unpaid compensation through the date of termination.  In the event Mr. Lucas’s employment agreement is terminated due to Mr. Lucas’s death, we will pay to his estate all earned but unpaid compensation through the date of termination. In the event Mr. Lucas’s employment agreement is terminated by us without cause or by Mr. Lucas for good reason, Mr. Lucas will be entitled to receive any unpaid compensation through the date of termination, any unpaid bonus earned with respect to the fiscal year ending on or preceding the date of termination, and a one-time lump sum payment equal to four week’s base salary.

In addition, we have entered into an employment agreement with Mr. Mahoney which will become effective at the time of the Distribution pursuant to which Mr. Mahoney will serve as our Non-Executive Chairman of the Board for a term of five years. As consideration, we agreed to pay Mr. Mahoney the sum of $85,000 the first year with an annual increase based on the Consumer Price Index every year thereafter. The compensation payable to Mr. Mahoney under the agreement may be paid in the form of cash, debt or shares of Class B Common Stock at the option of Mr. Mahoney.

Our employment agreement with Mr. Mahoney provides for significant severance payments in certain events.  In the event Mr. Mahoney’s employment agreement is terminated by us for cause or due to Mr. Mahoney’s disability or retirement, we will pay him his full base salary for five years from the date of termination at the highest salary level under the agreement.  In addition, in the event Mr. Mahoney’s employment agreement is terminated by us within three years following a change in control, as defined in the employment agreement, or by Mr. Mahoney for good reason (as defined in the employment agreement) within three years following a change in control, Mr. Mahoney will be entitled to receive a severance payment up to three hundred percent, less $100, of his gross income for services rendered to us in each of the five prior calendar years (or shorter period during which Mr. Mahoney has been employed by us).

The combined salary obligations of Mr. Lucas and Mr. Mahoney total $145,000 per year, which is a significant expense and use of funds for the Company which has limited operations and resources.  We currently do not have funds available to pay these salaries.  In addition, the severance provisions with Mr. Lucas and Mr. Mahoney may be additional significant expenses for us in the event those agreements are triggered.  In particular, the agreement with Mr. Mahoney would make it very costly for us to terminate Mr. Mahoney.  Such costs may also discourage potential acquisition proposals, which may negatively affect our stock price.

Potential future business acquisitions by Thomas Pharmaceuticals may be unpredictable and may cause its business to suffer.

We may seek to expand our operations through the acquisition of additional businesses. These potential acquired additional businesses may be outside our current field of operations. We may not be able to identify, successfully integrate or profitably manage any such businesses or operations. The proposed expansion may involve a number of special risks, including possible adverse effects on our operating results, diversion of management attention, inability to retain key personnel, risks associated with unanticipated events and the financial statement effect of potential impairment of acquired intangible assets, any of which could have a materially adverse effect on our business, financial condition and results of operations. In addition, if competition for acquisition candidates or assumed operations were to increase, the cost of acquiring businesses or assuming customers’ operations could increase materially.

Our inability to implement and manage our expansion strategy successfully may have a material adverse effect on our business and future prospects. Furthermore, through the acquisition of additional businesses, we may effect a business acquisition with a target business which may be financially unstable, under-managed, or in its early stages of development or growth. While we may, under certain circumstances, seek to effect business acquisitions with more than one target business, as a result of limited resources, in all likelihood, will have the ability to effect only a single business acquisition at one time. Currently, we have no plans, proposals or arrangements, either orally or in writing, regarding any proposed acquisitions.  In addition, although there are no current plans to do so, we may change our strategy for the development and marketing of our products in the future and our business plan might not be implemented as set forth herein.

If Thomas Pharmaceuticals is unable to successfully compete in the over-the-counter non-prescription healthcare product industry its business and financial condition will be significantly negatively impacted.

The over-the-counter non-prescription healthcare product industry is extremely competitive and consists of major domestic and international pharmaceutical, cosmetic, consumer products and other companies, most of which have financial, technical, manufacturing, distribution, marketing, sales and other resources substantially greater than ours and who hold significant market share. Our Acid+All® tablets primarily compete with over-the-counter antacid products, such as Rolaids® and Tums®.  We compete by bringing style and substance to traditional categories of consumer health care products to create new upscale products. Our competitors may introduce more effective or less expensive products or products with greater market recognition or acceptance, including prescription antacids, which could compete with our products and have a significant negative impact on our business and financial condition.

Thomas Pharmaceuticals may not achieve the market acceptance of its products necessary to generate revenues.

To date we have had limited sales of our one product - Acid+All®. Our products may not achieve market acceptance. Market acceptance will depend on a number of factors, including:

●	the effectiveness of our products;

●	our ability to keep production costs low;

●	our ability to successfully market our products; and

●	timely introductions of new products.

We lack the capital needed to bring any future products to market at this time.

If our Acid+All® product fails to achieve market acceptance and significant sales, we will not be able to generate revenue from the sale of this product and may not continue in business.

Thomas Pharmaceuticals may fail to develop new products, or may incur unexpected expenses or delays.

We currently rely on a single product, Acid+All®, which has had limited sales to date.  We lack the capital needed to bring any future products to market at this time.  Future products may include product extensions of Acid+All®, flavored and effervescent versions of Acid+All® and an Acid+All® acid reducer, depending upon financing.  We do not currently have any of these products in development and do not expect to launch any new products in the near future due to our lack of financial resources.

Due to the risks inherent in developing new products—limited financing, competition, obsolescence, loss of key personnel, and other factors—we may fail to develop these new products, or may experience lengthy and costly delays in doing so. It will be important for us to be able to develop and market new products. We cannot assure that we will be able to develop new products in order to remain competitive. Our introduction of new products will be subject to the inherent risks of unforeseen problems and delays. We cannot assure you that our efforts to develop, market and sell our products will be successful.

Thomas Pharmaceuticals may grow in excess of its ability to manage growth, which could result in inefficiencies.

We believe that growth of our business may strain our management and operations. As our business grows we intend to increase our workforce. Our ability to manage growth depends in part upon our ability to expand our operating, management, information and financial systems, which may significantly increase our future operating expenses. We cannot assure you that our business will grow in the future or that we will be able to effectively manage our growth.

Thomas Pharmaceuticals relies on strategic relationships to distribute and sell its products, the loss of which would cause its revenues to decrease.

Our success relies in great part on establishing and maintaining strategic relationships with retailers, such as major drug store chains, to distribute and sell our products.   As of March 1, 2007 we were shipping Acid+All® to 40 major national and regional retailers.  During 2006 and the first three quarters of 2007 the product was available through additional retailers who decided to no longer carry the Acid+All® product since we did not have the financial resources for necessary sales and marketing activities at that time. We are currently not shipping Acid+All® to any retailers.  The only sales of Acid+All® at this time are sales of remaining products on the shelves of retailers who previously ordered Acid+All®.  Currently, we have no new orders for its product and if we were to receive any order for the Acid+All® product it would be unable to fill such order since our contract packager has ceased packaging the Acid+All® product based on our financial condition and we have no packaged products in inventory.  If Thomas Pharmaceuticals is able to obtain necessary financing it may be able to enter into a new arrangement with a contractor to package Acid+All® and may be able to develop new contracts with retailers.  However, no such assurance can be given that Thomas Pharmaceuticals will be able to obtain financing or enter into any new contracts with retailers or a packager.   Our inability to establish or maintain strategic relationships with retailers may reduce our revenues and increase our losses from operations.

Thomas Pharmaceuticals’ business depends upon third party manufacturers, the loss or unavailability of which would require it to find substitute manufacturers, resulting in delays in production and additional expenses.

Our Acid+All® product is produced for us by a third party manufacturer. The Acid+All® tablets are being manufactured for us by Contract Pharmacal Corporation, an established contract manufacturer headquartered in Hauppauge, New York, which has been approved by the U.S. Food and Drug Administration, or FDA. This manufacturer is responsible for supplying the formula ingredients for Acid+All®. We do not have a contract with this manufacturer. This manufacturer may not continue to maintain its FDA certification or continue to be willing or able to produce our products for us at reasonable prices or at all. If for any reason this company discontinues production of our products at a time when we have a low volume of inventory on hand or are experiencing a high demand for our products, significant delays in production of our products and interruption of our product sales may result as we seek to establish a relationship and commence production with a new manufacturer.

The Acid+All® tablets were packaged by Denison Pharmaceuticals, Inc. a Pawtucket, Rhode Island-based, FDA-registered pharmaceutical contract packer. Denison is no longer packaging our Acid+All® tablets based on the financial condition of the Company.  We are seeking another packager for our Acid+All® tablets. Until such time as we arrange for another packer for our Acid+All® tablets, we will not be able to fill any orders if we receive them.  We have no packaged products in inventory.  If Thomas Pharmaceuticals is able to obtain necessary financing it may be able to enter into a new arrangement with a contractor to package Acid+All® and may be able to develop new contracts with retailers.  However, no such assurance can be given that Thomas Pharmaceuticals will be able to obtain financing or enter into any new contracts with retailers or a packager.

We cannot assure that any manufacturers will provide the products we need, in the quantities we request, or at a price we are willing to pay. In general, we do not maintain written agreements with these manufacturers. Because of the lack of such agreements, there can be no assurance that products we need will be available. Our inability to obtain adequate supplies of product from third party manufacturers at favorable prices, or at all, may increase our expenses and reduce our operating margins, resulting in increased losses.

If Thomas Pharmaceuticals must restructure its operations, valuable resources will be diverted from other business objectives.

We intend to continually evaluate our products and corporate strategy. We have in the past undertaken organizational changes such as the change in responsibilities after the resignation of our former President.  We have also ceased the development of any future products due to our lack of available finances.  We may in the future undertake additional organizational changes and/or product and marketing strategy modifications.  If we undertake such changes in the future these changes may increase the risk that objectives will not be met due to the allocation of valuable limited resources to implement changes. Further, due to the uncertain nature of any of these undertakings, these efforts may not be successful and we may not realize any benefit from these efforts.

Thomas Pharmaceuticals may incur increased expenses after the administrative services agreement with iVoice is terminated.

Thomas Pharmaceuticals has entered into an administrative services agreement with iVoice. Under this agreement, iVoice is providing Thomas Pharmaceuticals with physical premises, contract review, sales issuance, invoicing and collection services, material and inventory control, employee benefits administration, payroll, financial accounting and reporting, and other areas where Thomas Pharmaceuticals needs assistance and support. The agreement will continue following the Distribution on a month-to-month basis. Upon termination of the agreement, Thomas Pharmaceuticals will be required to obtain such services from a third party or increase its headcount to provide such services. This could be more expensive than the fees which Thomas Pharmaceuticals has been required to pay under the administrative services agreement.

Jerome R. Mahoney, the Chairman of the Board of iVoice, may have control over the management and direction of Thomas Pharmaceuticals.

After the Distribution, Mr. Mahoney, the Non-Executive Chairman of the Board of Thomas Pharmaceuticals, will continue to serve as the Chairman, President and Chief Executive Officer of iVoice. Mr. Mahoney is a controlling stockholder of iVoice. Following the Distribution, Mr. Mahoney will own iVoice shares and iVoice will beneficially own approximately 33% of the outstanding shares of Thomas Pharmaceuticals Class A Common Stock (assuming the conversion of outstanding shares of Class B Convertible Preferred Stock and debt into Class A Common Stock).   iVoice will have the right to convert $710,000 in principal (plus accrued and unpaid interest) of indebtedness into an indeterminate number of shares of Thomas Pharmaceuticals Class A Common Stock. The debentures are convertible at the option of iVoice any time up to maturity at a conversion price equal to 80% of the lowest closing bid price of the common stock for the 5 trading days immediately preceding the conversion date. For example, if the assumed conversion price for this indebtedness was $.01 per share, iVoice would beneficially own 71,000,000 shares of Class A Common Stock.  The convertible debentures are secured by the assets of Thomas Pharmaceuticals. In the event the debentures are redeemed, then Thomas

Pharmaceuticals will pay $125,000 plus interest for each $100,000 redeemed. There is no limitation on the number of shares of Class A Common Stock that we may be required to issue to iVoice upon the conversion of this indebtedness.

iVoice also owns 550 shares of Series B Convertible Preferred Stock with a stated value of $1,000 per share.  Each share of Series B Convertible Preferred Stock is convertible at the option of iVoice into the number of shares of Thomas Pharmaceuticals’ Class A Common Stock determined by dividing the stated value of Series B Convertible Preferred Stock being converted by a 20% discount to the lowest closing bid price of the Class A Common Stock for the five trading days before the conversion date. For example, if the assumed conversion price for these shares was $.01 per share, iVoice would beneficially own 55,000,000 shares of Class A Common Stock. There is no limit upon the number of shares of Class A Common Stock that we may be required to issue upon conversion of these shares.

iVoice, as a holder of shares of the Series B Convertible Preferred Stock, shall be entitled on each matter which the Class A Common Stockholders vote on, to cast the number of votes equal to the number of Class A Common Stock that would be issued upon the conversion of the Series B Convertible Preferred Stock held by that holder, had all of the outstanding Series B Convertible Preferred Stock held by that holder been converted on the record date used for such shareholders vote or meeting. For example, if the conversion price for the Series B Convertible Preferred Stock was $.01 per share, iVoice would have voting rights equal to 55,000,000 shares of Class A Common Stock, or 17.8% of the eligible voting rights.  Depending on the conversion price for the Series B Convertible Preferred Stock on the record date for any shareholders vote or meeting, iVoice could have control over the management and direction of Thomas Pharmaceuticals, including the election of directors, appointment of management and approval of actions requiring the approval of stockholders.  The voting rights of iVoice will also increase upon the conversion of the debentures held by iVoice into shares of Thomas Pharmaceuticals Class A Common Stock.  Jerome R. Mahoney, as the sole officer of iVoice has the authority to vote portfolio securities owned by iVoice such as shares of Thomas Pharmaceuticals owned by iVoice.  Mr. Mahoney votes these portfolio securities as directed by the Board of Directors of iVoice.  Jerome R. Mahoney and Frank V. Esser are directors of iVoice and the approval of both Mr. Mahoney and Mr. Esser is required for any voting decision.  Mr. Esser is also a stockholder of iVoice and a director of Thomas Pharmaceuticals and will participate in the Distribution.

The business of Thomas Pharmaceuticals is subject to government regulation, the failure to comply with which could result in significant penalties.

Over-the-counter drugs are subject to FDA regulations. Our management has determined that our Acid+All® product is an over-the-counter drug that may be marketed without specific FDA approval as it is covered by over-the-counter monographs. The FDA, however, may disagree with our management’s classification of this product.  The FDA has broad regulatory and enforcement powers. If the FDA determines that we have failed to comply with applicable regulatory requirements, it can impose a variety of enforcement actions from public warning letters, fines, injunctions, consent decrees and civil penalties to suspension or delayed issuance of approvals, seizure or recall of our products, total or partial shutdown of production, withdrawal of approvals or clearances already granted, and criminal prosecution. The FDA can also require us to replace or refund the cost of products that we distributed. If any of these events were to occur, it could materially adversely affect our ability to market our products and our business and financial condition.

Advertising of our products is subject to regulation by the U.S. Federal Trade Commission, or FTC, under the Federal Trade Commission Act, or FTCA. If the FTC were to impose limitations on our advertising of products, any such limitations could materially adversely affect our ability to successfully market our products.

Advertising, labeling, sales and manufacturing of our products are also regulated by state and local authorities and governmental regulations in foreign countries where we may commence or expand sales.  There can be no assurance that such authorities will not commence regulatory action, which could restrict the permissible scope of our product claims or our ability to sell in that state.

We are also subject to licensing and regulation by a number of authorities in the states and municipalities in which we conduct operations. These may include health, safety, and fire regulations. Our operations are also subject to federal and state minimum wage laws governing such matters as working conditions and overtime.

We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative orders, when and if promulgated, would have on our business in the future. They could, however, require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not capable of reformulation, additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling, and/or scientific substantiation. Any or all of such requirements could have a material adverse effect on our business, financial condition, results of operations and cash flows. If we were to experience product recalls or discontinuances, we could incur substantial expenses and wastage of time, as well as damage to our reputation.

The products of Thomas Pharmaceuticals have limited trademark protection, which could permit others to market similar products, resulting in decreased sales by Thomas Pharmaceuticals.

We utilize the following registered and unregistered trademarks which are material to our business:  Acid+All®, Heartburn Happens, Acid+All Helps™, Acid+All Does it All™ and Ask for Acid+All®. Only Acid+All® and Ask for Acid+All® are registered trademarks. We believe that protecting our registered and unregistered trademarks is crucial to our business strategy of building strong brand name recognition and that such trademarks will have significant value.

Our policy is to pursue registration of all the trademarks associated with our key products. We rely on common law trademark rights to protect our unregistered trademarks. Common law trademark rights generally are limited to the geographic area in which the trademark is actually used, while a United States federal registration of a trademark enables the registrant to stop the unauthorized use of the trademark by any third party anywhere in the United States. Furthermore, the protection available, if any, in foreign jurisdictions may not be as extensive as the protection available to us in the United States.

Thomas Pharmaceuticals may be unable to protect its proprietary products or prevent the development of similar products by its competitors, which could materially and adversely affect its ability to successfully compete.

We do not own any patent or licenses. We claim proprietary rights in various unpatented technologies, know-how, trade secrets and trademarks relating to our products and manufacturing processes. We protect our proprietary rights in our product formulas and operations through contractual obligations with our manufacturers, employees, consultants and vendors. These protections may prove inadequate. Further, our competitors may independently develop or patent products that are substantially equivalent or superior to our products.

The products of Thomas Pharmaceuticals could infringe on intellectual property rights of others.

Although we seek to ensure that we do not infringe on the intellectual property rights of others, we cannot assure you that third parties will not assert intellectual property claims against us. Infringement claims by third parties against us may have a material adverse affect on our business.

Thomas Pharmaceuticals is exposed to product liability claims, which could create a substantial liability.

We face an inherent risk of exposure to product liability claims in the event that the use of our products results in injury. We have $3,000,000 of product liability insurance which our management believes is adequate insurance, but if it is not, product liabilities relating to our products could adversely affect us.  We maintain a product liability policy with Chubb Custom Insurance Co. with an annual premium of approximately $13,000.

 ITEM 3.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the Securities Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our Board of Directors were advised by Bagell, Josephs, Levine and Company, LLC, our independent registered public accounting firm, that during their performance of review procedures for the period ended September 30, 2007, they have identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in our internal control over financial reporting. Our auditors have identified the following material weakness in our internal controls:

A material weakness in the Company’s internal controls existed as of September 30, 2007.  The material weakness was identified as the Company’s limited segregation of duties amongst the Company’s employees with respect to the Company’s preparation and review of the Company’s financial statements.  This material weakness is the result of the Company’s limited number of employees. This material weakness may affect management’s ability to effectively review and analyze elements of the financial statement closing process and prepare consolidated financial statements in accordance with U.S. GAAP.

Subsequent to the notification from our independent registered public accounting firm, our chief executive officer evaluated our internal controls and concurred that our disclosure controls and procedures have not been effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.  Management is required to apply its judgment in evaluating the cost-benefit relationship of possible changes in our disclosure controls and procedures.

Item 3A(T). Controls and Procedures.

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) or 240.15d-15(e) of the Securities Exchange Act of 1934, as amended, as of September 30, 2007.  Based on that evaluation, management, including the Chief Executive Officer, concluded that the Company’s disclosure controls and procedures are effective, except as to the material weakness in internal controls disclosed in Item 3 above. There has been no change in the internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of §240.13a-15 or §240.15d-15 of the Exchange Act that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, other than what has been reported above.

PART II – OTHER INFORMATION

ITEM 5.    OTHER INFORMATION

(b)
The Company does not have a standing nominating committee or a committee performing similar functions as the Company’s Board of Directors consists of only two members and therefore there would be no benefit in having a separate nominating committee that would consist of the same number of members as the full board of directors.  Both members of the Board of Directors participate in the consideration of director nominees.

ITEM 6.                      EXHIBITS

31.1	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Thomas Pharmaceuticals, Ltd.

Date: December 10, 2007	By:	/s/ John E. Lucas
John E. Lucas, Chief Executive Officer and
Principal Accounting Officer

Index of Exhibits

31.1	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.