Form 10KSB
period 2007-12-31
Thomas Pharmaceuticals, Ltd.
filed 2008-04-15
CIK 1391428

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ______________________

Commission file number:                          000-52876

THOMAS PHARMACEUTICALS, LTD.

(Exact name of registrant as specified in its charter)

New Jersey	20-3954826
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

750 Highway 34 Matawan, NJ	07747
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code:                                                                                                                     (732) 441-7700

Securities registered under Section 12(b) of the Exchange Act:	None.
Securities registered under Section 12(g) of the Exchange Act:	Class A common stock , no par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [  ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒   NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES ☐ NO ☒

State issuer’s revenues for its most recent fiscal year:  $22,857

As of April 11, 2008, the Registrant had 273,276,105 shares of Class A Common Stock, no par value per share, outstanding. The aggregate market value of the voting stock held by non-affiliates as of that date based upon the average bid and ask prices on that date was $109,310.

Transitional Small Business Disclosure Format (check one).   YES ☐ NO ☒

PART I

ITEM 1.  Description of Business

Background

Thomas Pharmaceuticals, Ltd. (the “Company” or “Thomas Pharmaceuticals”) was a wholly owned subsidiary of iVoice, Inc. (“iVoice”) by virtue of iVoice’s ownership of all of the shares of Class A Common Stock prior to the spin-off. The Company was incorporated as iVoice Acquisitions Corp. in New Jersey on May 19, 2005.  On January 6, 2006, iVoice Acquisitions Corp. completed the merger with Thomas Pharmaceuticals, Ltd., a New York Corporation (“Thomas NY”). Pursuant to the terms of the Agreement and Plan of Merger with Thomas NY, iVoice Acquisition Corp’s name was changed to Thomas Pharmaceuticals, Ltd.

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

The Company is publicly traded and is currently traded on the NASD Over The Counter Bulletin Board (“OTCBB”) under the symbol “TPHM”.

Business

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

Thomas Pharmaceuticals began selling its first product, Acid+All®, a calcium-enriched, sugar free, anti-gas antacid tablet, in January 2006.  During the year ended December 31, 2006 Thomas Pharmaceuticals generated approximately $179,938 in revenues from product sales.  Revenues from product sales have decreased substantially during the year ended December 31, 2007 to $22,857.  During 2006 and 2007 the product was available through retailers who decided to no longer carry the Acid+All®

product since Thomas Pharmaceuticals did not have the financial resources for necessary sales and marketing activities at that time. Thomas Pharmaceuticals needs to raise significant financing in order to fund its ongoing operations.  There can be no assurance as to the receipt or timing of financing.  We anticipate that our operations will require at least $190,000 per quarter.

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

Employees

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

Forward Looking Statements - Cautionary Factors

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and in Section 21F of the Securities Exchange Act of 1934 as amended. The statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms or other similar terminology. These forward-looking statements involve risks and uncertainties and other factors that may cause the actual results, performance or achievements to differ from any future results, performance or achievements expressed or implied by such forward-looking statements. Except for the historical information and statements contained in this Report, the matters and items set forth in this Report are forward looking statements that involve uncertainties and risks some of which are discussed at appropriate points in the Report and are also summarized as follows:

Risks Related to Our Business

Thomas Pharmaceuticals has had limited product sales and is unable to fill any orders for Acid+All® at this time.

Our one product, Acid+All®, has had limited sales to date. During the year ended December 31, 2006 we generated approximately $179,938 in revenues from product sales.  Product sales have decreased substantially during the year ended December 31, 2007 to $22,857.  As of March 1, 2007 we were shipping Acid+All® to 40 major national and regional retailers.  During 2006 and 2007 the product was available through additional retailers who decided to no longer carry the Acid+All® product since we did not have the financial resources for necessary sales and marketing activities at that time.  We are currently not shipping Acid+All® to any retailers.  The only sales of Acid+All®  at this time are sales of remaining products on the shelves of retailers who previously ordered Acid+All®.  Currently, we have no new orders for our product and if we were to receive any order for the Acid+All® product we would be unable to fill such order since our contract packager has ceased packaging the Acid+All® product based on our financial condition and we have no packaged products in inventory.  If we are able to obtain necessary financing we may be able to enter into a new arrangement with a contractor to package Acid+All® and may be able to develop new contracts with retailers.  However, no such assurance can be given that we will be able to obtain financing or enter into any new contracts with retailers or a packager.

Thomas Pharmaceuticals has a history of operating losses and has been unprofitable since inception.

We incurred net losses of approximately $1,489,594 during the year ended December 31, 2006 and $1,281,514 for the year ended December 31, 2007. We expect to incur substantial additional operating losses in the future. We cannot assure you that we will continue to generate revenues from operations or achieve profitability in the near future or at all.  We may continue to operate at a loss for the foreseeable future and we cannot estimate when or if we will achieve profitability. If we continue to have operating losses, there is no certainty that we will have the financial resources to continue in business.

Thomas Pharmaceuticals will not be able to continue in business unless it obtains financing or enters into a merger, acquisition or similar transaction.

Our primary source of financing has been through the issuance of convertible debentures and Series B Preferred Stock to iVoice. We need to raise significant financing in order to fund our ongoing operations until such time that the sale of products generates enough revenue to fund operations.  There can be no assurance as to the receipt or timing of financing or revenues from operations.  We anticipate that our operations will require at least $190,000 per quarter.  These quarterly expenses are anticipated to consist of the following: payroll and benefits of $60,500, occupancy costs of $7,000, professional fees of $29,500, advertising of $30,000, net interest expenses of $24,000, contract sales management of $20,000, liability insurance of $7,000 and miscellaneous administrative expenses of $12,000.  We anticipate that we will require financing on an ongoing basis for the foreseeable future to fund our working capital needs.

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

Thomas Pharmaceuticals has a working capital loss, which means that the current assets on December 31, 2007 were not sufficient to satisfy the current liabilities.

We currently have a working capital deficit, which means that our current liabilities exceed our current assets. At December 31, 2007 our working capital deficit was $2,179,221. Current assets are assets that are expected to be converted to cash or otherwise utilized within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets are not sufficient to satisfy all of our current liabilities.

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

The historical financial information of Thomas Pharmaceuticals included in the prospectus and in this filing does not reflect what our results of operations, financial position and cash flows would have been had we been a separate, stand-alone entity during the periods presented or what our results of operations, financial position and cash flows will be in the future. This is because iVoice did not account for us as, and we were not operated as, a single stand-alone business for the periods presented. For more information about the preparation of our financial statements from the financial statements of iVoice, see “Management’s Discussion and Analysis or Results of Operations.”

Thomas Pharmaceuticals has received a going concern opinion from its independent auditors that describes the uncertainty regarding its ability to continue as a going concern.

Thomas Pharmaceuticals has received a report from its independent auditors for the fiscal year ended December 31, 2007 and 2006 containing an explanatory paragraph that describes the uncertainty regarding Thomas Pharmaceuticals’ ability to continue as a going concern due to its operating losses and capital deficit.

We anticipate that our operations will require at least $190,000 per quarter.  These quarterly expenses are anticipated to consist of the following: payroll and benefits of $60,500, occupancy costs of $7,000, professional fees of $29,500, advertising of $30,000, net interest expenses of $24,000, contract sales management of $20,000, liability insurance of $7,000 and miscellaneous administrative expenses of $12,000.

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

We have relied on the issuance of convertible debentures and convertible preferred stock to obtain working capital and may continue to do so in the future. As of December 31, 2007, there are outstanding $910,000 in principal of convertible debentures ($710,000 in principal issued by us to iVoice and $200,000 in principal issued by Thomas Pharmaceutical Acquisition Corp. to BioBridge LLC) and 550 shares of Series B Convertible Preferred Stock with a stated value of $1,000 per share convertible into our shares issued by us to iVoice. $813,200 of the convertible debentures provide that, at the holder’s option, principal and interest due on the debentures can be converted into the number of shares of Class A Common Stock determined by dividing the amount of the debenture being converted by a 20% discount to the lowest closing bid price of the Class A Common Stock for the five trading days before the conversion date. $96,800 of the convertible debentures provide that, at the holder’s option, principal and interest due on the debentures can be converted into the Series B Convertible Preferred Stock having a stated value of $1,000 per share. The Series B Convertible Preferred Stock is convertible at the holder’s option into the number of shares of Thomas Pharmaceuticals’ Class A Common Stock determined by dividing the stated value of the shares of Series B Convertible Preferred Stock being converted by a 20% discount to the lowest closing bid price of the Class A Common Stock for the five trading days before the conversion date. Provisions of the amended Certificate of Incorporation limit the holders of the Series B Preferred Stock from converting these shares into more than 9.99% of the total Class A Common Stock at that time of conversion. If we assume a constant market price of $0.001 and a constant conversion price of $0.0008, we will issue in the aggregate of approximately 1,825,000,000 shares of Class A Common Stock (issuance of up to 687,500,000 shares for conversion of the iVoice Series B Convertible Preferred Stock, up to 887,500,000 shares for conversion of the iVoice Convertible Debentures and up to 250,000,000 shares for conversion of Thomas Acquisition Convertible Debentures). There is no limit upon the number of shares that we may be required to issue upon conversion of any of these obligations.

The following is an example of the amount of shares of Thomas Pharmaceuticals Class A Common Stock that are issuable upon conversion of $1,460,000 of principal of our convertible debentures and Series B Preferred Stock, based on various market prices:

Assumed Market Price	Assumed Conversion Price	No. of Shares to be issued	Percentage of Stock Issuable
$0.0010	$0.00080	1,825,000,000	88.0%
$0.0008	$0.00064	2,281,250,000	90.2%
$0.0006	$0.00048	3,041,666,667	92.5%
$0.0004	$0.00032	4,562,500,000	94.8%

$813,200 in principal of convertible debentures is secured by substantially all of our assets.

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

We are dependent on external financing to fund our operations. For the years ended December 31, 2006 and 2007, we reported net cash used in operating activities of $1,204,961 and $177,795, respectively, and will require financing for working capital to meet our operating obligations.  Cash reserves at December 31, 2007 are not sufficient to sustain our operations at these levels and we anticipate that we will require financing on an ongoing basis for the foreseeable future to fund our working capital needs.  We will need to raise approximately $760,000 to sustain our operations over the next twelve months.  There is no guarantee that we will be able to raise enough capital or generate revenues to sustain our operations. In addition, our going concern opinion may negatively impact our ability to raise necessary funds.   See “Management’s Discussion and Analysis or Results of Operations - Liquidity and Capital Resources.” We cannot assure you that we will be able to access such financing in sufficient amounts or at all when needed. Our inability to obtain sufficient financing would have an immediate material adverse effect on us, our financial condition and our business.

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

As of the date of the filing, Mr. Mahoney, the Non-Executive Chairman of the Board of Thomas Pharmaceuticals, also serves as the Chairman, President and Chief Executive Officer of iVoice. Mr. Mahoney is a controlling stockholder of iVoice, beneficially owning approximately 88% of the outstanding shares of iVoice Class A Common Stock (assuming the conversion of outstanding shares of Class B Common Stock and debt into shares of Class A Common Stock) as of December 31, 2007.  As of the date of the filing, Mr. Mahoney will own iVoice shares and iVoice will beneficially own approximately 9.99% of the outstanding shares of Thomas Pharmaceuticals Class A Common Stock (assuming the 9.99% limitation on the conversion of outstanding shares of Class B Convertible Preferred Stock and debt into Class A Common Stock).  iVoice will have the right to convert $710,000 in principal

(plus accrued and unpaid interest) of indebtedness into an indeterminate number of shares of Thomas Pharmaceuticals Class A Common Stock. The debentures are convertible at the option of iVoice any time up to maturity at a conversion price equal to 80% of the lowest closing bid price of the common stock for the 5 trading days immediately preceding the conversion date, subject to the provisions that limit the holders of the debentures from converting these into more than 9.99% of the total Class A Common Stock at that time of conversion. For example, if the assumed constant conversion price for this indebtedness was $.0008 per share, iVoice would receive an aggregate of 887,500,000 shares of Class A Common Stock.  The convertible debentures are secured by the assets of Thomas Pharmaceuticals. In the event the debentures are redeemed, then Thomas Pharmaceuticals will pay $125,000 plus interest for each $100,000 redeemed. There is no limitation on the number of shares of Class A Common Stock that we may be required to issue to iVoice upon the conversion of this indebtedness.

iVoice also owns 550 shares of Series B Convertible Preferred Stock with a stated value of $1,000 per share.  Each share of Series B Convertible Preferred Stock is convertible at the option of iVoice into the number of shares of Thomas Pharmaceuticals’ Class A Common Stock determined by dividing the stated value of Series B Convertible Preferred Stock being converted by a 20% discount to the lowest closing bid price of the Class A Common Stock for the five trading days before the conversion date, subject to provisions that limit the holders from converting these shares into more than 9.99% of the total Class A Common Stock at that time of conversion.  For example, if the assumed constant conversion price for these shares was $.0008 per share, iVoice would receive an aggregate of 687,500,000 shares of Class A Common Stock.  There is no limit upon the number of shares of Class A Common Stock that we may be required to issue upon conversion of these shares, but iVoice is prohibited from having a total aggregate beneficial holdings of Class A Common Stock in excess of  9.99% of the total outstanding Class A Common Stock at the time of conversion.

iVoice, as a holder of shares of the Series B Convertible Preferred Stock, shall at no time be able to vote more than 9.99% of the total shares voting at any Corporation shareholder meeting or written consent of shareholder action in lieu of meeting. For example, as of December 31, 2007, iVoice would have voting rights equal to 27,555,586 shares of Class A Common Stock, or 9.99% of the eligible voting rights.  Jerome R. Mahoney, as the sole officer of iVoice, has the authority to vote portfolio securities owned by iVoice such as shares of Thomas Pharmaceuticals owned by iVoice.   Mr. Mahoney votes these portfolio securities as directed by the Board of Directors of iVoice.   Jerome R. Mahoney and Frank V. Esser are directors of iVoice and the approval of both Mr. Mahoney and Mr. Esser is required for any voting decision.   Mr. Esser is also a stockholder of iVoice and a director and stockholder of Thomas Pharmaceuticals.

Mr. Mahoney also serves as the Chairman of the Board of Trey Resources and the President, Chief Executive Officer and Secretary of iVoice Technology.  Mr. Mahoney’s roles with Thomas Pharmaceuticals, iVoice, Trey Resources and iVoice Technology could create, or appear to create, potential conflicts of interest when Mr. Mahoney is faced with decisions that could have different implications for Thomas Pharmaceuticals, iVoice, Trey Resources and iVoice Technology.  These relationships could create, or appear to create, potential conflicts of interest when Thomas Pharmaceuticals’ directors and management are faced with decisions that could have different implications for Thomas Pharmaceuticals, iVoice, Trey Resources and iVoice Technology.  For example, Mr. Mahoney may experience conflicts of interest with respect to the allocation of his time, services and functions among Thomas Pharmaceuticals, iVoice, Trey Resources and iVoice Technology. Other examples include allocating corporate opportunities to any of these four companies including potential business acquisitions.  Additional conflicts may relate to disputes arising out of any agreements between Thomas Pharmaceuticals and iVoice.  Other examples could include activities undertaken by iVoice in the future that could be in direct competition with Thomas Pharmaceuticals. Also, the appearance of conflicts, even if such conflicts do not materialize, might adversely affect the public’s perception of Thomas Pharmaceuticals. Furthermore, Thomas Pharmaceuticals does not have any formal procedure for resolving such conflicts of interest should they arise following the Distribution.

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

We have entered into an employment agreement with John E. Lucas, our Chief Executive Officer, pursuant to which we agreed to pay Mr. Lucas the sum of $60,000 the first year with an annual increase based on the Consumer Price Index every year thereafter.  We also agreed to pay Mr. Lucas an annual cash bonus based upon the net sales of the Company. The compensation payable to Mr. Lucas under the agreement may be paid in the form of cash, debt or shares of Class A Common Stock at the option of the Company.

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

In addition, we have entered into an employment agreement with Mr. Mahoney which was effective at the time of the Distribution pursuant to which Mr. Mahoney will serve as our Non-Executive Chairman of the Board for a term of five years. As consideration, we agreed to pay Mr. Mahoney the sum of $85,000 the first year with an annual increase based on the Consumer Price Index every year thereafter. The compensation payable to Mr. Mahoney under the agreement may be paid in the form of cash, debt or shares of Class B Common Stock at the option of Mr. Mahoney.

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

Our Class A common stock is deemed to be “penny stock,” which may make it more difficult for investors to sell their shares due to suitability requirements.

Our Class A common stock is deemed to be “penny stock” as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. These requirements may reduce the potential market for our Class A common stock by reducing the number of potential investors.  This may make it more difficult for investors in our Class A common stock to sell shares to third parties or to otherwise dispose of them.  This could cause our stock price to decline.  Penny stocks are stock:

•	With a price of less than $5.00 per share
•	That are not traded on a “recognized” national exchange;
•	Whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ listed stock must still have a price of not less than $5.00 per share); or
•
In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks.  Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor.

Future sales of our Class A common stock could cause our stock price to decline.

The sale of a large number of our shares, or the perception that such a sale may occur, could lower our stock price.  Such sales could make it more difficult for us to sell equity securities in the future at a time and price that we consider appropriate.  As of December 31, 2007, approximately 5,155,000 shares of our Class A Common Stock could be considered “restricted securities” and saleable only upon registration under the Securities Act of 1933, as amended (the “Securities Act”), upon compliance with Rule 144 of the Securities Act, or pursuant to another exemption from registration.

Item 2.   Description of Property.

We do not own any real property for use in our operations or otherwise.

Our executive offices are located at 750 Highway 34, Matawan, NJ 07747 and our telephone number is (732) 441-7700.  However, the Company does not have a lease or pay rent for these offices which are located within the corporate offices of iVoice, Inc.

Item 3.   Legal Proceedings.

We are subject to litigation from time to time arising from our normal course of operations.  Currently, there are no open litigation matters relating to our products, except for a suit file on December 13, 2007 by Independent Can seeking payment of monies owed equal to $19,100.80.  Independent Can had provide the Company the tins that held the Acid+All® tablets.  The Company and Independent have settled this suit for the sum of $8,050 payable over seven months.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Information

Our Class A common stock, no par value, is quoted on the NASD OTC Bulletin Board under the symbol “TPHM.”  The following table shows the high and low closing prices for the periods indicated.  The quotations listed below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
FISCAL YEAR 2007

Fourth Quarter (from 12/26/07)	$0.01	$0.001

Holders of Common Equity.

In connection with the spin-off from iVoice, Inc., the Company issued 243,184,868 shares of Class A common stock on November 21, 2007. This amount represents one share of Thomas Pharmaceuticals, Ltd. Class A common stock for every share of iVoice, Inc. Class A common stock held as of the record date of November 14, 2007.

As of December 31, 2007, the number of record holders of our common shares was approximately 756.

Dividend Information.

To date, the Company has never paid a cash dividend. We have no plans to pay any cash dividends in the near future.  We intend to retain all earnings, if any, for the foreseeable future, for use in our business operations.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	N/A	N/A	N/A

Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	N/A	N/A	N/A

As of December 31, 2007, the Company did not have any Equity Compensation Plans.

Recent Sales of Unregistered Securities

On January 6, 2006, the Company issued 550 shares of Series B Convertible Preferred Stock valued at $550,000 to iVoice, Inc. pursuant to the terms of the Agreement and Plan of Merger, with Thomas NY.   The holders of these shares may convert their shares into Class A Common Stock at the price per share equal to eighty percent (80%) of the lowest closing bid price of the Common Stock for the five (5) trading days immediately preceding the conversion date, subject to provisions that limit the holders from converting these shares into more than 9.99% of the total Class A Common Stock at that time of conversion.

On January 6, 2006 the Company issued to iVoice a $360,000 secured convertible debenture due on January 1, 2013 bearing interest of 10%, compounded quarterly. The convertible debenture is secured by the assets of the Company.

On January 6, 2006 the Company issued to iVoice a $100,000 administrative service convertible debenture due on January 1, 2013 bearing interest of 10%, compounded quarterly. This debenture is issued in lieu of payments on the Administrative Services Agreement of the same date. The convertible debenture is secured by the assets of the Company.

On April 27, 2006 the Company issued to iVoice a $225,000 secured convertible debenture due on January 1, 2013 bearing interest of 10%, compounded quarterly. The convertible debenture is secured by the assets of the Company.

On February 7, 2007, the Company issued to iVoice a $25,000 secured convertible debenture due on February 6, 2014 bearing interest of 10%, compounded quarterly. The convertible debenture is secured by the assets of the Company.

The Company can redeem a portion or all amounts outstanding under the iVoice Convertible Debentures at any time upon thirty (30) business days advanced written notice.  The redemption price shall be equal to one hundred twenty-five percent (125%) multiplied by the portion of the principal sum being redeemed, plus any accrued and unpaid interest.

iVoice may, at its discretion, convert the outstanding principal and accrued interest, in whole or in part, into a number of shares of Thomas Pharmaceuticals Class A Common Stock  at the price per share equal to eighty percent (80%) of the lowest closing bid price of the Common Stock for the five (5) trading days immediately preceding the conversion date, subject to the provisions that limit the holders of the debentures from converting these into more than 9.99% of the total Class A Common Stock at that time of conversion.

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

On December 14, 2007, the Company issued 5,091,237 shares of Class A common stock in exchange for 500,000 shares of Series A Convertible Preferred Stock pursuant to the provisions of the spin-off agreement.

Item 6 – Management’s Discussion and Analysis or Plan of Operation

This discussion and analysis of our financial condition and results of operations includes “forward-looking” statements that reflect our current views with respect to future events and financial performance.  We use words such as “we” “expect,” “anticipate,” “believe,” and “intend” and similar expressions to identify forward-looking statements.  You should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties inherent in future events and you should not rely unduly on these forward looking statements.  We will not necessarily update the information in this discussion if any forward-looking statement later turns out to be inaccurate.

You should read the following discussion in conjunction with our financial statements and related notes included elsewhere in this filing as well as our audited statements and related notes for the fiscal year ended December 31, 2006 filed with Form SB-2 previously filed with the SEC.  The following discussion contains forward-looking statements.  Please see “Forward Looking Statements - Cautionary Factors” for a discussion of uncertainties, risks and assumptions associated with these statements.

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

Thomas Pharmaceuticals began selling its first product, Acid+All®, a calcium-enriched, sugar free, anti-gas antacid tablet, in January 2006.  During the year ended December 31, 2006 Thomas Pharmaceuticals generated approximately $179,938 in revenues from product sales.  Revenues from product sales have decreased substantially during the year ended December 31, 2007 to $22,857.  During 2006 and 2007 the product was available through retailers who decided to no longer carry the Acid+All® product since Thomas Pharmaceuticals did not have the financial resources for necessary sales and marketing activities at that time. Thomas Pharmaceuticals needs to raise significant financing in order to fund its ongoing operations.  There can be no assurance as to the receipt or timing of financing.  We anticipate that our operations will require at least $190,000 per quarter.

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

Results of Operations

Year ended December 31, 2007 compared to year ended December 31, 2006

In January 2006, the Company merged with Thomas Pharmaceuticals NY, which was a start-up company with limited operations and its management had focused its energies on identifying acquisition and/or merger candidates and with closing this merger.

Total revenues for the years ended December 31, 2007 and 2006 were $22,857 and $179,938, respectively. Revenues from the sales of the Company’s Acid-All product account for all the revenues of the Company. New product sales of $75,842 in 2007 were reduced by a charge of $52,985 for a reserve for product returns and payment discounts. The sales in 2006 represent initial product sales of the Acid-All product of $331,994, net of a provision for product returns and allowance of $152,056. New product sales eroded year-to-year as the Company struggled with its liquidity and the loss of its contract packager.

Gross loss for the years ended December 31, 2007 and 2006 was a loss of  $38,198 and $18,652, respectively. Our standard gross profit of approximately 49% on new product sales was substantially eroded by the effect of the discounts and the provision for product returns of $52,985 and $152,056, respectively. Our gross loss for the years ended December 31, 2007 and 2006 was also effected by a charge for a reserve for excess and obsolete inventory of $26,117 and $30,000, respectively.

Operating expenses for the years ended December 31, 2007 and 2006 were $843,422 and $1,130,053, respectively. The costs in 2007 include $176,371 for selling and marketing expenses compared to $601,929 for 2006. The decrease of $425,558 is primarily attributed to decrease in advertising expenses when compared to the expenses for new product launches in 2006 for the Acid-All products. Additional decreases in selling expenses represent reduction in salaries and curtailment of sampling expenses upon the resignation of the Thomas’s president in March ’07.  General and administrative expenses in 2007 decreased by $4,666 when compared to 2006. Of these decreases, consulting on product packaging decreased by $58,680, conference, seminars, promotion and travel expenses decreased by $41,523, rent, utilities and office expenses decreased by $39,369 when compared to 2006. These decreases were offset by increases in accounting, legal and professional fees of $145,736 related to the preparation and filing of the Company’s SB2 registration statement. The operating expenses in 2007 also include a $79,137 charge for impairment of intangible assets, $104,784 for depreciation expense and a $2,316 amortization of intangibles. The overall decrease in operating expenses of $286,631 in 2007 when compared to 2006 was primarily the result of curtailment of spending due to the decreased liquidity of the Company.

Total other expense for the year ended December 31, 2007 was an expense of $344,895. This total was primarily comprised of $122,905 amortization of the discount on debt, $126,459 loss on revaluation of the derivatives and $95,531 of accrued interest expense on the debentures and promissory notes. Total other expense for the year ended December 31, 2006 was an expense of $293,724.  This total was primarily comprised of $88,214 amortization of the discount on debt, $141,920 loss on revaluation of the derivatives and $63,590 of accrued interest expense on the on the debentures and promissory notes. The increase in amortization of the discount on debt and the increase in interest expense were related to the increases in convertible debt as compared to the prior year.

Net loss before preferred dividends for the years ended December 31, 2007 and 2006 were $1,226,515 and $1,442,429, respectively. The decrease in net loss before preferred dividends of $215,914 was the result of the factors discussed above.

Preferred dividends for the years ended December 31, 2007 and 2006 were $54,999 and $47,165, respectively. These dividends are accrued pursuant to the provisions of the Series B Convertible Preferred Stock.

Liquidity and Capital Resources

On January 6, 2006, the Company issued 550 shares of Series B Convertible Preferred Stock valued at $550,000 to iVoice, Inc. pursuant to the terms of the Agreement and Plan of Merger, with Thomas NY.   The holders of these shares may convert their shares into Class A Common Stock at the price per share equal to eighty percent (80%) of the lowest closing bid price of the Common Stock for the five (5) trading days immediately preceding the conversion date, subject to provisions that limit the holders from converting these shares into more than 9.99% of the total Class A Common Stock at that time of conversion.

On January 6, 2006 the Company issued to iVoice a $360,000 secured convertible debenture due on January 1, 2013 bearing interest of 10%, compounded quarterly. The convertible debenture is secured by the assets of the Company.

On January 6, 2006 the Company issued to iVoice a $100,000 administrative service convertible debenture due on January 1, 2013 bearing interest of 10%, compounded quarterly. This debenture is issued in lieu of payments on the Administrative Services Agreement of the same date. The convertible debenture is secured by the assets of the Company.

On April 27, 2006 the Company issued to iVoice a $225,000 secured convertible debenture due on January 1, 2013 bearing interest of 10%, compounded quarterly. The convertible debenture is secured by the assets of the Company.

On February 7, 2007, the Company issued to iVoice a $25,000 secured convertible debenture due on February 6, 2014 bearing interest of 10%, compounded quarterly. The convertible debenture is secured by the assets of the Company.

The Company can redeem a portion or all amounts outstanding under the iVoice Convertible Debentures at any time upon thirty (30) business days advanced written notice.  The redemption price shall be equal to one hundred twenty-five percent (125%) multiplied by the portion of the principal sum being redeemed, plus any accrued and unpaid interest.

iVoice may, at its discretion, convert the outstanding principal and accrued interest, in whole or in part, into a number of shares of Thomas Pharmaceuticals Class A Common Stock  at the price per share equal to eighty percent (80%) of the lowest closing bid price of the Common Stock for the five (5) trading days immediately preceding the conversion date, subject to provisions that limit the holders from converting these debentures into more than 9.99% of the total Class A Common Stock at that time of conversion.

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

Based on the operational developments described elsewhere and the lack of financing, management is currently evaluating the business of the Company.  Thomas Pharmaceuticals will not be able to continue in the business of selling Acid+All®  or engage in any other related or unrelated business unless it obtains financing or enters into a merger, consolidation, reorganization, joint venture, license, purchase or sale of assets, purchase or sale of stock, or other similar transaction.  Any such merger, acquisition or other transaction may be with a company which has a business outside the current field of operations of Thomas Pharmaceuticals.  Management of Thomas Pharmaceuticals is actively seeking a potential merger or acquisition candidate.  There can be no assurance that any acquisition plan will be successfully implemented. Thomas Pharmaceuticals may not be able to identify, successfully integrate or profitably manage any such businesses or operations.  Currently, Thomas Pharmaceuticals has no plans, proposals or arrangements, either orally or in writing, regarding any specific proposed acquisition or merger.

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

During the year ended December 31, 2007 the Company had a net decrease in cash of $2,042. During the year ended December 31, 2006, the Company had a net increase in cash of $11,647. The Company’s principal source and use of funds during these periods was as follows:

Cash flows from operating activities.  The Company used $177,795 in cash for operations in the year ended December 31, 2007, a decrease of $1,027,166 compared to $1,204,961 in cash used for operations in the year ending December 31, 2006.  The decrease in cash used in operations in 2007 was primarily the result of lower net cash loss (net loss after adding back non-cash items but before considering changes in certain assets and liabilities) of $710,399 and decreases in accounts receivable of $1,277, inventory of $8,640 and prepaid expenses of $56,177. These were in addition to increases in accounts payable and accrued liabilities of $466,510. The cash used in operations in 2006 of $1,204,961 was primarily the result of net cash loss of $1,002,793 and increases in accounts receivable of $192,533, inventory of $64,757 and prepaid expenses of $58,976. These were offset by increases in accounts payable and accrued liabilities of $114,098.

Cash flows from investing activities.  The Company used cash of $3,247 for investing activities in the year ended December 31, 2007 for additional spending on patents. The Company used cash of $18,392 for investing activities in the year ended December 31, 2006 to upgrade the computers for the sales office and for additional spending on patents.

Cash flows from financing activities. The Company provided $179,000 cash from financing in the year ended December 31, 2007. This represented the proceeds from the sale of $185,000 of debt financing to iVoice and Thomas Acquisition, less a $6,000 repayment of debt during the year. The Company provided $1,235,000 cash from financing is the year ended December 31, 2006 from the sales of Convertible Debenture and Series B Preferred Stock to iVoice. These amounts represented the initial financing pursuant to the terms of the Agreement and Plan of Merger, dated January 6, 2006, with Thomas Pharmaceuticals, Thomas Pharmaceuticals NY, and the shareholders of Thomas Pharmaceuticals NY.

Off-Balance Sheet Arrangements

During fiscal year ended December 31, 2007, the Company did not engage in any material off-balance sheet activities nor have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

Item 7.   Financial Statements.

The financial statements and notes of this Form 10-KSB appear after the signature page to this Form 10-KSB.

Item 8A(T). Controls and Procedures.

Evaluation of disclosure controls and procedures.

Management of the Company has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the fiscal year covered by this Annual Report on Form 10-KSB. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures as of the end of the fiscal year covered by this Annual Report on Form 10-KSB are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that the information required to be disclosed in the reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure except for the following deficiencies:

a)
A deficiency in the Company’s disclosure controls and procedures existed as of December 31, 2007. The deficiency was identified as the Company’s limited segregation of duties amongst the Company’s employees with respect to the Company’s control activities. This deficiency is the result of the Company’s limited number of employees. This deficiency may affect management’s ability to determine if errors or inappropriate actions have taken place. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible changes in our disclosure controls and procedures.

b)
A deficiency in the Company’s disclosure controls and procedures existed as of December 31, 2007. The deficiency was identified in respect to the Company’s Board of Directors. This deficiency is the result of the Company’s limited number of external board members. This deficiency may give the impression to the investors that the board is not independent from management. Management and the Board of Directors are required to apply their judgment in evaluating the cost-benefit relationship of possible changes in the organization of the Board of Directors.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the criteria set forth in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control Over Financial Reporting - Guidance for Small Public Companies, our management concluded that our internal control over financial reporting was effective as of December 31, 2007, except as disclosed above.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report. Our registered public accounting firm will be required to attest to our management’s assessment of internal control over financial reporting beginning with our Annual Report for the year ended December 31, 2008.

Changes in internal controls.

Management of the Company has also evaluated, with the participation of the Chief Executive Officer of the Company, any change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal year covered by this Annual Report on Form 10-KSB. There was no change in the Company’s internal control over financial reporting identified in that evaluation that occurred during the fiscal year covered by this Annual Report on Form 10-KSB that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part III

Item 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The Company has three directors and one principal officer. Listed below is certain information concerning individuals who currently serve as directors and executive officers of the Company.

Name	Age	Position	Period Served as Officer\Director

Jerome R. Mahoney	48	Non-Executive Chairman of the Board of Directors	5-19-05 to present

John E. Lucas	75	President, Chief Executive Officer, Chief Financial Officer and Director	1-06-06 to present

Frank V. Esser	68	Director	1-06-06 to present

Jerome R. Mahoney.   Mr. Mahoney is the Non-Executive Chairman of the Board of Thomas Pharmaceuticals. He has been a director of Thomas Pharmaceuticals since May 2005. Mr. Mahoney has been the President and Chief Executive Officer and a director of iVoice, Inc. since May 21, 1999. Mr. Mahoney started at Executone Information Systems, a telephone systems manufacturer, and was Director of National Accounts from 1988 to 1989. In 1989, Mr. Mahoney founded Voice Express, Inc. a New York company that sold voicemail systems and telephone system service contracts and installed these systems. Mr. Mahoney sold Voice Express Systems in 1993. From 1993 to 1997, Mr. Mahoney was President of IVS Corp., and on December 17, 1997, he established International Voice Technologies, with which iVoice merged on May 21, 1999. Mr. Mahoney is also the Non-Executive Chairman of the Board of Trey Resources, Inc. Livingston, New Jersey, and has been a director of Trey Resources since January 1, 2003. He was also the Non-Executive Chairman of the Board of SpeechSwitch, Inc. Matawan, New Jersey from November 10, 2004 through February 7, 2008.  He also held the Non-Executive Chairman of the Board of Deep Field Technologies, Inc. Matawan, New Jersey from November 10, 2004 through February 13, 2007. Mr. Mahoney has served as Non-Executive Chairman of the Board of MM2 Group, Inc. Livingston, New Jersey since October 19, 2005. Mr. Mahoney has served as iVoice Technology’s Non-Executive Chairman of the Board  from November 10, 2004 until August 30, 2006 and President, Chief Executive Officer and Secretary since August 30, 2006. Mr. Mahoney received a B.A. in finance and marketing from Fairleigh Dickinson University, Rutherford, N.J. in 1983.

John E. Lucas.   Mr. Lucas has been Thomas Pharmaceuticals’ Chief Executive Officer and a director since February 2005 and President since March 15, 2007. Mr. Lucas served as Chairman and Chief Executive Officer of EpiCept Corporation, New Jersey and Munich, Germany from January 1999 to

July 2004. Mr. Lucas was also a director and on the audit, compensation and corporate governance committees of Sequenom, Inc. a producer of sophisticated DNA analysis and molecular diagnostics systems from 1998 to 2006. Mr. Lucas began his management career a few years after graduation from Harvard Business School (in 1958) when he was recruited to serve as Chief Executive Officer of Oxford Laboratories, San Mateo, California, a small company producing clinical laboratory devices and related supplies. Under his leadership, that company grew rapidly, completed an initial public offering and subsequently was acquired by G.D. Searle & Co. (now Monsanto). From 1974 to 2004 Mr. Lucas went on to serve as Chief Executive Officer of six additional biomedical startup or early stage turnaround companies, all of which achieved profitable liquidity. Mr. Lucas is a graduate of Western Military Academy and Northwestern University. He served three years sea duty as a line officer in the U.S. Navy.

Frank V. Esser.  Mr. Esser has been a director of Thomas Pharmaceuticals since January 2006. He has been a director of iVoice, Inc. since February 24, 2004 and the iVoice Head of The Audit Committee. Mr. Esser, who is a Certified Public Accountant, from 1959 to 1968, functioned as Transfer Agent and Head Bookkeeper in the Treasury Department of Texaco Inc. As a certified public accountant with Ernst & Young from 1968 to 1981, he participated in the audits of major publicly traded companies such as J.P. Stevens & Co., Dynamics Corporation of America, and Phillips - Van Heusen Corporation, along with law firms, banks, manufacturing companies and other organizations. He also participated in the public offerings of equity and debt and the preparation of SEC filings. In 1981, Mr. Esser accepted the position of Corporate Controller with a client, Grow Group, Inc. a Fortune 500 manufacturer of paints, solvents, and household products, ascending to the position of Chief Financial Officer in 1987. In 1998, Mr. Esser accepted the position of Senior Associate at Beacon Consulting Associates, adding the title of Vice President in 1999. Mr. Esser is also a Board member of iVoice Technology, Inc. Matawan, New Jersey, since June 2005. Mr. Esser holds a BBA degree from Baruch College of the City University of New York and is a Certified Public Accountant in New York State.

There are no agreements or understandings for the officer or directors to resign at the request of another person and the above-named officers and director is not acting on behalf of nor will act at the direction of any other person. As of December 31, 2007, we did not have a separate audit committee. Rather, our entire Board of Directors performed all the functions that may be delegated to an audit committee. Based on our small size and limited financial and human resources, we did not believe that creating an audit committee separate and distinct from our full Board of Directors would have been cost-effective.

There are no family relationships among the directors or executive officers.

For the year ended December 31, 2007, the Board held no meetings.  In addition, the Board acted through written unanimous consent in lieu of a meeting on four (4) occasions.

Section 16(a) Beneficial Ownership Reporting Compliance.

No person who was a director, officer, beneficial owner of more than ten percent of any class of equity securities of the registrant registered pursuant to section 12 (“Reporting Person”) failed to file on a timely basis the necessary reports, on Forms 3, 4, or 5, as required by section 16(a) of the Exchange Act during the most recent fiscal year.

Code of Ethics.

On April 14, 2008, the Board of Directors of the Company adopted a Code of Ethics for adherence by its senior corporate officers to ensure honest and ethical conduct; full, fair and proper disclosure of  financial information in the Company’s periodic reports filed pursuant to the Securities Exchange Act of 1934; and compliance with applicable laws, rules, and regulations. Any person may obtain a copy of our Code of Ethics by mailing a request to the Company at the address appearing on the front page of this Annual Report on Form 10-KSB.

AUDIT COMMITTEE

During 2007, Messrs. Mahoney and Esser served on the Audit Committee with Mr. Esser serving as the Chairman of the committee. The Audit Committee has one independent member who may also be deemed to be a financial expert as defined in §228.401(e) of the regulations promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended.  Management is responsible for the Company’s internal controls and the financial reporting process. The independent auditors are responsible for performing an independent audit of the Company’s consolidated financial statements in accordance with generally accepted accounting principles and to issue a report thereon and as to management’s assessment of the effectiveness of internal controls over financial reporting. The Audit Committee’s responsibility is to monitor and oversee these processes, although the members of the Audit Committee are not engaged in the practice of auditing.  The Audit Committee did not meet in 2007 and did not act through written unanimous consent in lieu of a meeting. The Board of Directors approved an Audit Committee Charter on April 14, 2008. As of this date, the Audit Committee operates pursuant to this Audit Committee Charter.

AUDIT COMMITTEE REPORT

The following is the Audit Committee’s report submitted to the Board of Directors for the fiscal year ended December 31, 2007.  The Audit Committee has:

•	reviewed and discussed the Company’s audited financial statements with management and Bagell, Josephs, Levine & Company, L.L.C., the Company’s independent accountants;
•	discussed with Bagell, Josephs, Levine & Company, L.L.C. the matters required to be discussed by Statement on Auditing Standards No. 61, as may be modified or supplemented; and
•
received from Bagell, Josephs, Levine & Company, L.L.C. the written disclosures and the letter regarding their independence as required by Independence Standards Board Standard No. 1, as may be modified or supplemented, and discussed the auditors’ independence with them; and

Based on the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, for filing with the Securities and Exchange Commission.

AUDIT COMMITTEE
Frank V. Esser, Chairman
Jerome Mahoney, Member

The Audit Committee report shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-KSB into any filing under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended, and shall not otherwise be deemed filed under these acts.

Item 10. Executive Compensation.

The following table sets forth compensation information for services rendered by certain of our executive officers in all capacities during the last three completed fiscal years.  The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted, and certain other compensation, if any, whether paid or deferred.

Summary Compensation Table

Name and Position(s)	Year	Salary($)	Total Compensation

John E. Lucas	2007	$62,070	$62,070
Chief Executive Officer and	2006	$60,000	$60,000
President (1)

Farris M. Thomas, Jr.	2007	$15,000	$15,000
President (2)	2006	$72,000	$72,000

(1)	Mr. Lucas has been serving as the Chief Executive Officer since February 2005 and the President since March 16, 2007. $49,570 of this compensation remains unpaid at December 31, 2007.

(2)	Mr. Thomas served as the President from July 2004 to March 15, 2007.

Director Compensation

The following table sets forth compensation information for services rendered by our directors during the last completed fiscal year.  The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted, and certain other compensation, if any, whether paid or deferred. Our directors did not receive any bonus, stock awards, option awards, non-equity incentive plan compensation, or nonqualified deferred compensation earnings during the last completed fiscal year.

Director Compensation

Name and Position(s)	Year	Salary($)	Total Compensation

Jerome R. Mahoney (1)	2007	$9,444	$9,444

John E. Lucas (2)	2007	$—	$—

Frank V. Esser (3)	2007	$12,000	$12,000

(1)
Mr. Mahoney has been serving as the Non-Executive Chairman of the Board since May 2005 and received no compensation for this service through the effective date of the Distribution. Effective at the date of the Distribution, Mr. Mahoney received a salary for his services as Non-Executive Chairman of the Board of $85,000 for the first year with an annual increases based on the Consumer Price Index every year thereafter. Amounts shown are unpaid.

(2)	Mr. Lucas received no compensation for his service as a director. Mr. Lucas’s compensation received in his capacity as Chief Executive Officer is disclosed in the Summary Compensation Table above.

(3)	Mr. Esser has been serving as our outside director since January 2006 at a fee of $12,000 per year. Amounts shown are unpaid.

Employment Contracts

Jerome R. Mahoney

Thomas Pharmaceuticals entered into a five-year employment agreement with Mr. Mahoney on March 1, 2007, which became effective at the time of the Distribution. Pursuant to the agreement, Mr. Mahoney will serve as Thomas Pharmaceuticals’ Non-Executive Chairman of the Board for a term of five years. As consideration, Thomas Pharmaceuticals will pay Mr. Mahoney the sum of $85,000 the first year with an annual increase based on the Consumer Price Index every year thereafter. Thomas Pharmaceuticals also will pay Mr. Mahoney a bonus for each merger or acquisition completed by the Company equal to six percent (6%) of the gross consideration paid or received by Thomas Pharmaceuticals in a merger or acquisition completed by the Company during the term of the agreement. The compensation payable to Mr. Mahoney under the agreement may be paid in the form of cash, debt or shares of Class B Common Stock at the option of Mr. Mahoney.

In the event Mr. Mahoney’s employment agreement is terminated by Thomas Pharmaceuticals due to Mr. Mahoney’s disability or retirement, Thomas Pharmaceuticals will pay him his full base salary for five years from the date of termination at the highest salary level under the agreement. In the event Mr. Mahoney’s employment agreement is terminated due to Mr. Mahoney’s death, Thomas Pharmaceuticals will pay to his estate his full base salary for eight years from the date of termination at the highest salary level under the agreement.

In the event Mr. Mahoney’s employment is terminated by Thomas Pharmaceuticals for cause, Thomas Pharmaceuticals will pay him through the date of termination and all other obligations for payments and benefits to Mr. Mahoney will terminate on such termination date.  Under his agreement, “cause” means (1) the willful and continued failure of Mr. Mahoney to substantially perform his duties to the Company after written demand for such performance is delivered to Mr. Mahoney by the Company’s board of directors, (2) the willful engaging by Mr. Mahoney in conduct that is demonstrably and materially injurious to the Company, monetarily or otherwise, (3) the conviction of Mr. Mahoney of a felony, or (4) the commission of any act by Mr. Mahoney against the Company that may be construed as embezzlement, larceny, and/or grand larceny.  However, Mr. Mahoney will not be deemed to have been terminated for cause unless the board of directors determines, by a vote of at least 75% of the members of the board of directors, that Mr. Mahoney was guilty of conduct described in items (1), (2) or (4) above. Mr. Mahoney would be required to recuse himself from any discussions or vote regarding any potential termination, and the remaining directors would be required to determine, in accordance with their fiduciary duties as a board member, if Mr. Mahoney should be terminated for cause.

In the event Mr. Mahoney’s employment agreement is terminated by Thomas Pharmaceuticals following a change in control, as defined in the employment agreement for any reason other than cause, death, disability, retirement or good reason Mr. Mahoney will be entitled to receive his base salary through the term of the agreement plus an additional five years following the date of termination at the highest rate in effect on that date.  In the event Mr. Mahoney’s employment agreement is terminated within three years following a change in control, other than for cause, retirement, death or disability, or by Mr. Mahoney for good reason within three years following a change in control, in lieu of the foregoing payment Mr. Mahoney will be entitled to receive a severance payment equal to three hundred percent (300%), less $100, of his gross income for services rendered to Thomas Pharmaceuticals in each of the five prior calendar years (or shorter period during which Mr. Mahoney shall have been employed by Thomas Pharmaceuticals). Under his employment agreement, “good reason” means, among other things, (1) any limitation on Mr. Mahoney’s powers as Non-Executive Chairman of the Board, (2) a reduction in compensation, (3) a relocation of the Company outside New Jersey or (4) the failure of the Company to make any required payments under the agreement. The employment agreement restricts Mr. Mahoney from competing with Thomas Pharmaceuticals during the term of the agreement and for one year after he is no longer employed by the Company; provided that Mr. Mahoney is receiving severance or other compensation from the Company pursuant to the employment agreement for at least one year.

John E. Lucas

Thomas Pharmaceuticals entered into an employment agreement with Mr. Lucas as of January 6, 2006 pursuant to which Mr. Lucas serves as Thomas Pharmaceutical’s Chief Executive Officer. The agreement term continues until December 31, 2008. As consideration, Thomas Pharmaceuticals agreed to pay Mr. Lucas the sum of $60,000 the first year with an annual increase based on the Consumer Price Index every year thereafter. Thomas Pharmaceuticals also agreed to pay Mr. Lucas an annual cash bonus based upon the net sales of the Company, equal to 2.5% of net sales in excess of $1,000,000 in 2006 and 2007, and 4% of net sales over $6 million in 2008. The compensation payable to Mr. Lucas under the agreement may be paid in the form of cash, debt or shares of Class B Common Stock at the option of the Company.

In the event Mr. Lucas’s employment agreement is terminated by Thomas Pharmaceuticals for cause or due to Mr. Lucas’s disability or retirement, Thomas Pharmaceuticals will pay him any unpaid compensation through the date of termination. Under his agreement, “cause” means (1) the willful and continued failure of Mr. Lucas to substantially perform his duties to the Company after written demand for such performance is delivered to Mr. Lucas by the Company’s board of directors, (2) the willful engaging by Mr. Lucas in conduct that is demonstrably and materially injurious to the Company, monetarily or otherwise, (3) the conviction of Mr. Lucas of a felony, which is limited solely to a crime that relates to the business operations of the Company or that results in his being unable to substantially carry out his duties as set forth in the agreement, or (4) the commission of any act by Mr. Lucas against the Company that may be construed as embezzlement, larceny, and/or grand larceny. However, Mr. Lucas will not be deemed to have been terminated for cause unless the board of directors determines, by a vote of at least two-thirds of the members of the board of directors, that Mr. Lucas was guilty of conduct described in items (1), (2) or (4) above. Mr. Lucas would be required to recuse himself from any discussions or vote regarding any potential termination and the remaining directors would be required to determine, in accordance with their fiduciary duties as a board member, if Mr. Lucas should be terminated for cause.

In the event Mr. Lucas’s employment agreement is terminated due to Mr. Lucas’s death, Thomas Pharmaceuticals will pay to his estate all earned but unpaid compensation through the date of termination. In the event Mr. Lucas’s employment agreement is terminated by Thomas Pharmaceuticals without cause or by Mr. Lucas for good reason, Mr. Lucas will be entitled to receive (1) any unpaid compensation through the date of termination, (2) any unpaid bonus earned with respect to the fiscal year ending on or preceding the date of termination, and (3) a one-time lump sum payment equal to four week’s base salary. Under his employment agreement, “good reason” means, among other things, (1) a material breach of the employment agreement by the Company, (2) the failure by the Company to make any required payments under the agreement, (3) any material reduction or diminution in Mr. Lucas’s titles or primary job responsibilities with the Company, or (4) a change in control of the Company, as defined in the employment agreement. The employment agreement restricts Mr. Lucas from competing with Thomas Pharmaceuticals during the term of the agreement and for two years after he is no longer employed by Thomas Pharmaceuticals.

Farris M. (Tom) Thomas, Jr.

Thomas Pharmaceuticals entered into an employment agreement with Mr. Thomas as of January 6, 2006 pursuant to which Mr. Thomas served as Thomas Pharmaceutical’s President through his resignation on March 15, 2007. The agreement had a term until December 31, 2008. As consideration, Thomas Pharmaceuticals agreed to pay Mr. Thomas the sum of $72,000 the first year with an annual increase based on the Consumer Price Index every year thereafter. Thomas Pharmaceuticals also agreed to pay Mr. Thomas an annual cash bonus based upon the net sales of the Company, equal to 2.5% of net sales in excess of $1,000,000 in 2006 and 2007, and 4% of net sales over $6 million in 2008. Mr. Thomas resigned as President of Thomas Pharmaceuticals on March 15, 2007 and his employment agreement terminated as of such date.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following tables set forth certain information regarding the beneficial ownership of our voting securities as of December 31, 2007 of (i) each person known to us to beneficially own more than 5% of the applicable class of voting securities, (ii) our directors, (iii) and each named executive officer and (iv) all directors and executive officers as a group.  As of December 31, 2007, there were 550 shares of Series B Convertible preferred stock outstanding and a total of 248,276,105 shares of Class A common stock outstanding. Each share of Series B Convertible preferred stock shall have one vote for each shares of Class A Common Stock into which each shares of Series B Convertible preferred shares could be converted, assuming a conversion price of eighty percent (80%) of the lowest closing bid price of the Common Stock for the five (5) trading days immediately preceding the record date and shall be limited to no more than 9.99% of the total voting rights of the aggregate of the Series B Preferred Stock, Class A Common Stock and Class B Common Stock shareholders and of equal voting rights and powers of the holders of the Class A Common Stock and is entitled to vote together with respect to any question upon which the holders of Class A Common Stock have the right to vote. Each share of Class A common stock is entitled to one vote.

The number of shares beneficially owned is determined under rules promulgated by the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose.  Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of March 31, 2008, through the exercise or conversion of any stock option, convertible security, warrant or other right.  Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Security ownership of certain beneficial owners

		% of Class Beneficially Owned
Name/Address	Title of Class	Number		Percent

iVoice, Inc.	Series B Convertible Preferred	550		100.00%
750 Highway 34	Class A Common Stock	27,555,586	(1)	9.99%
Matawan, NJ 07747

BioBridge LLC	Series B Convertible Preferred	96.8	(2)	15.00%
One Kendall Square, #700	Class A Common Stock	129,000,000	(3)	34.19%
Cambridge, MA 02139
______________________________

(1)
Represents the maximum number of shares that can be held on any conversion date of 9.99% of the Class A Common Shares outstanding for any conversion of both the Series B Preferred Stock and the Convertible Debentures assuming at conversion price of $.0008. The Series B Preferred Stock and the Convertible Debentures are convertible into an aggregate of 1,575,000,000 Class A Common Shares, assuming at conversion price of $.0008.

(2)
Includes 96.8 shares of Thomas Pharmaceuticals Series B Convertible Preferred Stock issuable upon the conversion of $96,800 in principal of debentures issued by Thomas Pharmaceutical Acquisition Corp. ($96,800 in stated value).

(3)
Represents the maximum of the following: (i) 129,000,000 shares of Thomas Pharmaceuticals Class A Common Stock issuable upon the conversion of $103,200 in principal of debentures issued by Thomas Pharmaceutical Acquisition Corp., an entity not affiliated with Thomas Pharmaceuticals or iVoice, convertible into shares of Thomas Pharmaceuticals Class A Common Stock at a conversion price equal to 80% of the lowest closing bid price of the common stock for the 5 trading days immediately preceding the conversion date; or (ii) 27,555,586 shares of Thomas Pharmaceuticals Class A Common Stock issuable, up to the limit of 9.99% of the total Class A Common Stock at that time, upon the conversion of a portion of the $96,800 in principal of debentures issued by Thomas Pharmaceutical Acquisition Corp. convertible into shares of Thomas Pharmaceuticals Series B Convertible Preferred Stock ($96,800 in stated value) which are in turn convertible into the number of shares of Thomas Pharmaceuticals’ Class A Common Stock determined by dividing the stated value of the number of shares of Series B Convertible Preferred Stock being converted by 80% of the lowest closing bid price of the common stock for the 5 trading days immediately preceding the conversion date. The Series B Preferred Stock and the Convertible Debentures are convertible into an aggregate of 250,000,000 Class A Common Shares, assuming at conversion price of $.0008.

Security ownership of management

		Common Stock Beneficially Owned
Name/Address	Title of Class	Number	Percent

John E. Lucas (a)	Class A Common Stock	1,067,632	0.43%
Jerome R. Mahoney (a)	Class A Common Stock	—	0.00%
Frank V. Esser (a)	Class A Common Stock	70,892	0.03%
Director and executive officer as a group	Class A Common Stock	1,138,524	0.46%
______________________________

(a)	The address for these officers and directors is c/o Thomas Pharmaceuticals, Ltd. 750 Highway 34, Matawan, New Jersey 07747.

Item 12.  Certain Relationships and Related Transactions, and Director Independence.

Related Party Accounts Due

           Reference is made to the employment and other arrangements with Mr. Mahoney and Mr. Lucas set forth under Item 10 Executive Compensation above.  As of December 31, 2007, the Company has accrued $9,444 of deferred compensation for the Non-executive Chairman of the Board and $49,570 for the CEO and President of the Company. These deferrals will remain unpaid until the Board of Directors determines that the Company has sufficient liquidity to make such payments. The Non-executive Chairman of the Board and the CEO and President of the Company have further agreed, however, to accept payment or partial payment, from time to time, in the form of the Company’s Class A Common Stock and/or the Company’s Class B Company Stock, at such time as the Board of Directors determines to issue such shares in satisfaction of these accrued liabilities.

Director Independence

Thomas Pharmaceutical’s board of directors consists of Jerome R. Mahoney, John E. Lucas and Frank V. Esser. Mr. Esser is an “independent director” as such term is defined in Section 4200(a)(15) of the NASDAQ Marketplace Rules.

ITEM 13.                                           EXHIBITS

Exhibit	Description
3.1	Certificate of Incorporation of Thomas Pharmaceuticals, Ltd. (f/k/a iVoice Acquisition Corp.), a New Jersey corporation, filed May 19, 2005. (1)
3.2	Amendment to Certificate of Incorporation of Thomas Pharmaceuticals, Ltd. (f/k/a iVoice Acquisition Corp.), a New Jersey corporation, filed January 4, 2006. (1)
3.3	Amendment to Certificate of Incorporation of Thomas Pharmaceuticals, Ltd., a New Jersey corporation, filed January 27, 2006. (1)
3.4	Amendment to Certificate of Incorporation of Thomas Pharmaceuticals, Ltd., a New Jersey corporation, filed April, 2007. (1)
3.5	Amendment to Certificate of Incorporation of Thomas Pharmaceuticals, Ltd., a New Jersey corporation, filed January 23, 2008.
4.1	By-laws of Thomas Pharmaceuticals, Ltd., a New Jersey corporation. (1)
10.1
Agreement and Plan of Merger dated January 6, 2006 by and among iVoice, Inc. Thomas Pharmaceuticals, Ltd. (f/k/a iVoice Acquisition Corp.), a New Jersey corporation, Thomas Pharmaceuticals Ltd., a New York corporation, Farris M. Thomas, Jr., an individual, John E. Lucas, an individual, Richard C. Brogle, Nina Schwalbe, an individual, John H. Kirkwood, an individual, and Maureen Gillespie, an individual. (1)

10.2	Secured Convertible Debenture dated January 6, 2006 issued by Thomas Pharmaceuticals, Ltd. a New Jersey corporation. for the sum of $360,000. (1)
10.3	Administrative Services Agreement dated January 6, 2006 between Thomas Pharmaceuticals, Ltd., a New Jersey corporation and iVoice, Inc. (1)
10.4	Amended and Restated Security Agreement dated June 14, 2007 by and between iVoice, Inc. and Thomas Pharmaceuticals, Ltd., a New Jersey corporation, as amended. (2)
10.5
Shareholders Agreement dated January 6, 2006 by and among iVoice, Inc. Thomas Pharmaceuticals, Ltd., a New Jersey corporation, Thomas Pharmaceuticals Ltd., a New York corporation, Farris M. Thomas, Jr., an individual, John E. Lucas, an individual, Richard C. Brogle, Nina Schwalbe, an individual, John H. Kirkwood, an individual, and Maureen Gillespie, an individual. (1)

10.6	Investor Registration Rights Agreement dated January 6, 2006 by and between iVoice, Inc. and Thomas Pharmaceuticals, Ltd., a New Jersey corporation. (1)
10.7	Escrow Agreement dated January 6, 2006 by and among iVoice, Inc. Thomas Pharmaceuticals, Ltd., a New Jersey corporation, and Meritz & Muenz LLP. (1)
10.8	Administrative Services Convertible Debenture dated January 6, 2006 issued by Thomas Pharmaceuticals, Ltd., a New Jersey corporation, for the sum of $100,000. (1)
10.9	Employment Agreement dated January 6, 2006 by and between Thomas Pharmaceuticals, Ltd. a New Jersey corporation, and John E. Lucas. (1)
10.10	Employment Agreement dated January 6, 2006 by and between Thomas Pharmaceuticals, Ltd. a New Jersey corporation, and Farris M. Thomas, Jr. (1)
10.11
Amendment No. 1 to Agreement and Plan of Merger dated April 13, 2006 by and among iVoice, Inc. Thomas Pharmaceuticals, Ltd. (f/k/a iVoice Acquisition Corp.), a New Jersey corporation, Thomas Pharmaceuticals Ltd., a New York corporation, Farris M. Thomas, Jr., an individual, John E. Lucas, an individual, Richard C. Brogle, Nina Schwalbe, an individual, John H. Kirkwood, an individual, and Maureen Gillespie, an individual. (1)

10.12	Secured Convertible Debenture dated April 27, 2006, issued by Thomas Pharmaceuticals, Ltd. a New Jersey corporation, for the sum of $225,000. (1)
10.13	Stock Purchase Agreement dated August 7, 2006 by and among Thomas Pharmaceuticals Ltd., Thomas Pharmaceutical Acquisition Corp. and iVoice, Inc. (1)
10.14	Extension Agreement by and among Thomas Pharmaceuticals Ltd., Thomas Pharmaceutical Acquisition Corp. and iVoice, Inc. dated January 26, 2007. (1)
10.15	Secured Convertible Debenture dated January 26, 2007, for the sum of $103,200 issued by Thomas Pharmaceutical Acquisition Corp., a Delaware corporation. (1)
10.16	Convertible Debenture dated January 26, 2007, for the sum of $96,800 issued by Thomas Pharmaceutical Acquisition Corp., a Delaware corporation. (1)
10.17	Promissory Note dated January 26, 2007, for the sum of $160,000 issued by Thomas Pharmaceuticals, Ltd., a New Jersey corporation. (1)
10.18	Amended and Restated Security Agreement dated June 14, 2007, issued by Thomas Pharmaceutical Acquisition Corp., a Delaware corporation, as amended. (3)
10.19	Secured Convertible Debenture dated February 7, 2007, issued by Thomas Pharmaceuticals, Ltd. a New Jersey corporation, for the sum of $25,000. (1)
10.20	Employment Agreement dated March 1, 2007 by and between Thomas Pharmaceuticals, Ltd. a New Jersey corporation, and Jerome R. Mahoney. (2)
10.21	Administrative Services Agreement dated March 1, 2007 between Thomas Pharmaceuticals, Ltd. a New Jersey corporation, and iVoice, Inc. (2)
10.22	Professional Services Agreement dated January 3, 2006 by and between P2B, Inc. and Thomas Pharmaceuticals, Ltd. (2)
10.23	Amendment to Employment Agreement dated June 11, 2007 by and between Thomas Pharmaceuticals, Ltd. a New Jersey corporation, and John E. Lucas (2)
10.24	Amendment to the Secured Convertible Debentures dated March 23, 2008, between Thomas Pharmaceuticals, Ltd. and iVoice, Inc.
14.1	Code of Ethics +
21	List of Subsidiaries: None
31.1	Certifications of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002 +
99.1	Audit Committee Charter +
_________

(1)	Filed as an exhibit to the Registration Statement on Form SB-2, filed with the Commission on April 13, 2007 and incorporated herein by reference.
(2)	Filed as an exhibit to Amendment No. 1 to the Registration Statement on Form SB-2, filed with the Commission on June 18, 2007 and incorporated herein by reference.
(3)	Filed as an exhibit to Amendment No. 2 to the Registration Statement on Form SB-2, filed with the Commission on July 27, 2007 and incorporated herein by reference.
+	Filed herewith.

Item 14.  Principal Accountant Fees and Services

The following table sets forth fees billed to the Company by the Company’s independent auditors for the year ended December 31, 2007 and December 31, 2006 for (i) services rendered for the audit of the Company’s annual financial statements and the review of the Company’s quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

Services	2007	2006

Audit Fees	$19,000	$15,000

Audit - Related Fees	(1)	(1)

Tax fees	(1)	(1)

All Other Fees	—	—

Total	$19,000	$15,000

(1) Included in base audit fee, not itemized

Pursuant to pre-approval policies and procedures established by the Company’s Audit Committee with the Audit Committee being informed of each service and such policies and procedures do not include delegation of the Audit Committees responsibilities under the Securities Exchange Act of 1934, as amended, to management, prior to the Company engaging our independent registered public accounting firm to perform a particular service, our President and Chief Executive Officer obtains an estimate for the service to be performed.  All of the services described above were approved by the President and Chief Executive Officer in accordance with Audit Committee policies and procedures.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Thomas Pharmaceuticals, Ltd.

By:	/s/ John E. Lucas	April 14, 2008
John E. Lucas
President, Chief Executive Officer, Chief Financial Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ John E. Lucas	April 14, 2008
John E. Lucas
President, Chief Executive Officer, Chief Financial Officer and Director

By:	/s/ Jerome R. Mahoney	April 14, 2008
Jerome R. Mahoney
Non-executive Chairman of the Board

By:	/s/ Frank V. Esser	April 14, 2008
Frank V. Esser
Director

INDEX OF EXHIBITS

3.1	Certificate of Incorporation of Thomas Pharmaceuticals, Ltd. (f/k/a iVoice Acquisition Corp.), a New Jersey corporation, filed May 19, 2005. (1)
3.2	Amendment to Certificate of Incorporation of Thomas Pharmaceuticals, Ltd. (f/k/a iVoice Acquisition Corp.), a New Jersey corporation, filed January 4, 2006. (1)
3.3	Amendment to Certificate of Incorporation of Thomas Pharmaceuticals, Ltd., a New Jersey corporation, filed January 27, 2006. (1)
3.4	Amendment to Certificate of Incorporation of Thomas Pharmaceuticals, Ltd., a New Jersey corporation, filed April, 2007. (1)
3.5	Amendment to Certificate of Incorporation of Thomas Pharmaceuticals, Ltd., a New Jersey corporation, filed January 23, 2008.
4.1	By-laws of Thomas Pharmaceuticals, Ltd., a New Jersey corporation. (1)
10.1
Agreement and Plan of Merger dated January 6, 2006 by and among iVoice, Inc. Thomas Pharmaceuticals, Ltd. (f/k/a iVoice Acquisition Corp.), a New Jersey corporation, Thomas Pharmaceuticals Ltd., a New York corporation, Farris M. Thomas, Jr., an individual, John E. Lucas, an individual, Richard C. Brogle, Nina Schwalbe, an individual, John H. Kirkwood, an individual, and Maureen Gillespie, an individual. (1)

10.2	Secured Convertible Debenture dated January 6, 2006 issued by Thomas Pharmaceuticals, Ltd. a New Jersey corporation. for the sum of $360,000. (1)
10.3	Administrative Services Agreement dated January 6, 2006 between Thomas Pharmaceuticals, Ltd., a New Jersey corporation and iVoice, Inc. (1)
10.4	Amended and Restated Security Agreement dated June 14, 2007 by and between iVoice, Inc. and Thomas Pharmaceuticals, Ltd., a New Jersey corporation, as amended. (2)
10.5
Shareholders Agreement dated January 6, 2006 by and among iVoice, Inc. Thomas Pharmaceuticals, Ltd., a New Jersey corporation, Thomas Pharmaceuticals Ltd., a New York corporation, Farris M. Thomas, Jr., an individual, John E. Lucas, an individual, Richard C. Brogle, Nina Schwalbe, an individual, John H. Kirkwood, an individual, and Maureen Gillespie, an individual. (1)

10.6	Investor Registration Rights Agreement dated January 6, 2006 by and between iVoice, Inc. and Thomas Pharmaceuticals, Ltd., a New Jersey corporation. (1)
10.7	Escrow Agreement dated January 6, 2006 by and among iVoice, Inc. Thomas Pharmaceuticals, Ltd., a New Jersey corporation, and Meritz & Muenz LLP. (1)
10.8	Administrative Services Convertible Debenture dated January 6, 2006 issued by Thomas Pharmaceuticals, Ltd., a New Jersey corporation, for the sum of $100,000. (1)
10.9	Employment Agreement dated January 6, 2006 by and between Thomas Pharmaceuticals, Ltd. a New Jersey corporation, and John E. Lucas. (1)
10.10	Employment Agreement dated January 6, 2006 by and between Thomas Pharmaceuticals, Ltd. a New Jersey corporation, and Farris M. Thomas, Jr. (1)
10.11
Amendment No. 1 to Agreement and Plan of Merger dated April 13, 2006 by and among iVoice, Inc. Thomas Pharmaceuticals, Ltd. (f/k/a iVoice Acquisition Corp.), a New Jersey corporation, Thomas Pharmaceuticals Ltd., a New York corporation, Farris M. Thomas, Jr., an individual, John E. Lucas, an individual, Richard C. Brogle, Nina Schwalbe, an individual, John H. Kirkwood, an individual, and Maureen Gillespie, an individual. (1)

10.12	Secured Convertible Debenture dated April 27, 2006, issued by Thomas Pharmaceuticals, Ltd. a New Jersey corporation, for the sum of $225,000. (1)
10.13	Stock Purchase Agreement dated August 7, 2006 by and among Thomas Pharmaceuticals Ltd., Thomas Pharmaceutical Acquisition Corp. and iVoice, Inc. (1)
10.14	Extension Agreement by and among Thomas Pharmaceuticals Ltd., Thomas Pharmaceutical Acquisition Corp. and iVoice, Inc. dated January 26, 2007. (1)
10.15	Secured Convertible Debenture dated January 26, 2007, for the sum of $103,200 issued by Thomas Pharmaceutical Acquisition Corp., a Delaware corporation. (1)
10.16	Convertible Debenture dated January 26, 2007, for the sum of $96,800 issued by Thomas Pharmaceutical Acquisition Corp., a Delaware corporation. (1)
10.17	Promissory Note dated January 26, 2007, for the sum of $160,000 issued by Thomas Pharmaceuticals, Ltd., a New Jersey corporation. (1)
10.18	Amended and Restated Security Agreement dated June 14, 2007, issued by Thomas Pharmaceutical Acquisition Corp., a Delaware corporation, as amended. (3)
10.19	Secured Convertible Debenture dated February 7, 2007, issued by Thomas Pharmaceuticals, Ltd. a New Jersey corporation, for the sum of $25,000. (1)
10.20	Employment Agreement dated March 1, 2007 by and between Thomas Pharmaceuticals, Ltd. a New Jersey corporation, and Jerome R. Mahoney. (2)
10.21	Administrative Services Agreement dated March 1, 2007 between Thomas Pharmaceuticals, Ltd. a New Jersey corporation, and iVoice, Inc. (2)
10.22	Professional Services Agreement dated January 3, 2006 by and between P2B, Inc. and Thomas Pharmaceuticals, Ltd. (2)
10.23	Amendment to Employment Agreement dated June 11, 2007 by and between Thomas Pharmaceuticals, Ltd. a New Jersey corporation, and John E. Lucas (2)
10.24	Amendment to the Secured Convertible Debentures dated March 23, 2008, between Thomas Pharmaceuticals, Ltd. and iVoice, Inc.
14.1	Code of Ethics +
21	List of Subsidiaries: None
31.1	Certifications of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002 +
99.1	Audit Committee Charter +
_________

(1)	Filed as an exhibit to the Registration Statement on Form SB-2, filed with the Commission on April 13, 2007 and incorporated herein by reference.
(2)	Filed as an exhibit to Amendment No. 1 to the Registration Statement on Form SB-2, filed with the Commission on June 18, 2007 and incorporated herein by reference.
(3)	Filed as an exhibit to Amendment No. 2 to the Registration Statement on Form SB-2, filed with the Commission on July 27, 2007 and incorporated herein by reference.
+	Filed herewith.

THOMAS PHARMACEUTICALS, LTD.
FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

THOMAS PHARMACEUTICALS, LTD.
FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

INDEX TO FINANCIAL STATEMENTS

Page(s)

Report of Independent Registered Public Accounting Firm	2

Balance Sheets at December 31, 2007 and 2006	3

Statements of Operations for the Years Ended December 31, 2007 and 2006	4

Statement of Changes in Stockholders’ Deficit for the Years Ended December 31, 2007 and 2006	5

Statements of Cash Flows for the Years Ended December 31, 2007 and 2006	6-7

Notes to Financial Statements	8-26

BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Certified Public Accountants
406 Lippincott Drive – Suite J
Marlton, New Jersey 08053
(856) 346-2828  Fax (856) 396-0022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders’ of Thomas Pharmaceuticals, Ltd.
Matawan, NJ

We have audited the accompanying balance sheets of Thomas Pharmaceuticals, Ltd. (the “Company”) as of December 31, 2007 and 2006 and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Thomas Pharmaceuticals, Ltd. as of December 31, 2007 and 2006, and the results of its operations, changes in stockholders’ deficit, and cash flows for the years the ended, and are in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements for the years ended December 31, 2007 and 2006 have been prepared assuming that the Company will continue as a going concern.   As discussed in Note 13 to the financial statements, the Company has sustained operating losses and capital deficits that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 13.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As stated in Note 14, the Company had amended its previously issued financial statements for the year ended December 31, 2006. The Company had amended these statements to reflect the retroactive restatement for the 2,431,849-for-one stock split which was accomplished by means of a stock dividend effectuated immediately prior to the effective date of the registration statement. The amended statements show a decrease in weighted average number of common shares outstanding to 243,184,868 for year ended December 31, 2006. This change has no effect on the previously reported loss of $1,489,594 for the year ended December 31, 2006 or in the net loss per basic and diluted shares of $(0.01) for year ended December 31, 2006.

BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Certified Public Accountants
Marlton, New Jersey

April 2, 2008

THOMAS PHARMACEUTICALS, LTD.
BALANCE SHEETS
December 31,

	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$9,705	$11,747
Accounts receivable, net of provision for product returns of $149,225 and $136,858, and bad debt allowance of $42,031 and $0, respectively	—	55,675
Inventory, net of reserves for excess inventory of $56,117 and $30,000, respectively	—	34,757
Prepaid and other current assets	4,699	58,901
Total Current Assets	14,404	161,080
Property and equipment, net of accumulated depreciation of $117,428 and $12,644, respectively	3,380	108,164

Other Asset:
Intangibles assets, net of impairment and amortization of $111,453 and $30,000, respectively	—	78,206
Security deposits	—	1,975
Total Other Assets	—	80,181

TOTAL ASSETS	$17,784	$349,425

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$768,130	$301,620
Dividends payable	102,164	47,165
Derivative liability	1,132,379	826,920
Convertible debentures payable, net of discount of $519,048 and $596,786, respectively	190,952	88,214
Total Current Liabilities	2,193,625	1,263,919

Long Term Liabilities:
Notes payable, net of discount of $133,833 and $0, respectively	40,167	20,000
Total Long Term Liabilities	40,167	20,000

Total Liabilities	2,233,792	1,283,919

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Series A Convertible Preferred stock, no par value, 500,000 shares authorized; 0 and 500,000 shares issued and outstanding, respectively	—	5,000
Series B Convertible Preferred stock, no par value, 1,000 shares authorized; 550 shares issued and outstanding	550,000	550,000
Common stock:
Class A, no par value, 10,000,000,000 shares authorized; 248,276,105 and 243,184,868 shares issued and outstanding, respectively	5,100	100
Class B, no par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Accumulated deficit	(2,771,108)	(1,489,594)

Total Stockholders’ Deficit	(2,216,008)	(934,494)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$17,784	$349,425

 The accompanying notes are an integral part of these financial statements.

THOMAS PHARMACEUTICALS, LTD.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31,

		(restated)
	2007	2006

NET REVENUES	$22,857	$179,938

COST OF GOODS SOLD	61,055	198,590

GROSS LOSS	(38,198)	(18,652)

OPERATING EXPENSES
Selling and marketing expenses	176,371	601,929
General and administrative expenses	480,814	485,480
Depreciation and amortization expenses	186,237	42,644
Total selling, general and administrative expenses	843,422	1,130,053

LOSS BEFORE OTHER EXPENSE	(881,620)	(1,148,705)

OTHER EXPENSE
Amortization of debt discount	122,905	88,214
Loss on revaluation of derivatives	126,459	141,920
Interest expense	95,531	63,590

Total Other Expense	344,895	293,724

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,226,515)	(1,442,429)

Provision for income taxes	—	—

LOSS BEFORE PREFERRED DIVIDENDS	(1,226,515)	(1,442,429)

Preferred dividends	54,999	47,165

NET LOSS APPLICABLE TO COMMON SHARES	$(1,281,514)	$(1,489,594)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	243,435,943	243,184,868

The accompanying notes are an integral part of these financial statements.

THOMAS PHARMACEUTICALS, LTD
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	Series A Convertible Preferred		Series B Convertible Preferred		Class A Common Stock		Class B Common Stock		Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Deficit	Deficit
					(restated)
Balance, December 31, 2005	—	$—	—	$—	100	$100	—	$—	$—	$100

Retroactive restatement of stock split (2,431,849:1)					243,184,768	—				—

Merger with Thomas Pharmaceuticals, Ltd (NY)	500,000	5,000								5,000

Investment by iVoice, Inc.			550	550,000						550,000

Preferred stock dividends declared, but unpaid									(47,165)	(47,165)

Net loss for the year ended December 31, 2006	—	—	—	—	—	—	—	—	(1,442,429)	(1,442,429)

Balance, December 31, 2006	500,000	5,000	550	550,000	243,184,868	100	—	—	(1,489,594)	(934,494)

Conversion of Series A Preferred	(500,000)	(5,000)			5,091,237	5,000				—

Preferred stock dividends declared, but unpaid									(54,999)	(54,999)

Net loss for the year ended December 31, 2006	—	—	—	—	—	—	—	—	(1,226,515)	(1, 226,515)

Balance, December 31, 2006	—	$—	550	$550,000	248,276,105	$5,100	—	$—	$(2,771,108)	$(2,216,008)

The accompanying notes are an integral part of these financial statements.

THOMAS PHARMACEUTICALS, LTD
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) before preferred dividends	$(1,226,515)	$(1,442,429)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation expense	104,784	12,644
Amortization of intangible assets	81,453	30,000
Amortization of debt discount on beneficial conversion	122,905	88,214
Loss on revaluation of derivatives	126,459	141,920
Provision for product returns	54,398	136,858
Provision for excess and obsolete inventory	26,117	30,000
Changes in assets and liabilities
(Increase) decrease in accounts receivable	1,277	(192,533)
(Increase) decrease in inventory	8,640	(64,757)
(Increase) decrease in prepaid and other assets	56,177	(58,976)
Increase in accounts payable and accrued expenses	466,510	114,098

Net cash (used in) operating activities	(177,795)	(1,204,961)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	—	(5,633)
Purchase of intangibles	(3,247)	(12,795)
Cash acquired in merger with Thomas Pharmaceuticals (NY)	—	36

Net cash (used in) investing activities	(3,247)	(18,392)

CASH FLOWS FROM FINANCING ACTIVITIES
Gross proceeds from debt financing	185,000	685,000
Repayment of debt financing	(6,000)	—
Gross proceeds from sales of equity securities	—	550,000

Net cash provided by financing activities	179,000	1,235,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,042)	11,647

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	11,747	100

CASH AND CASH EQUIVALENTS - END OF YEAR	$9,705	$11,747

CASH PAID DURING THE YEAR FOR:
Interest expense	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

THOMAS PHARMACEUTICALS, LTD
STATEMENTS OF CASH FLOWS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

SUPPLEMENTAL CASH FLOW INFORMATION

For the year ended December 31, 2007:

a)
The Company issued a 10% Promissory Note valued at $160,000 to Thomas Pharmaceutical Acquisition Corp. pursuant to the terms of the Extension Agreement with iVoice, Inc., Thomas Pharmaceutical Acquisition Corp. and Thomas Pharmaceuticals.

b)	The Company issued a 10% Secured Convertible Debenture valued at $25,000 to iVoice, Inc., a related part

c)	The Company declared $54,999 of preferred stock dividends. This amount remains unpaid.

For the year ended December 31, 2006:

a)
On January 6, 2006, the Company concluded the merger of Thomas Pharmaceuticals, Ltd, a New York corporation (“Thomas NY”). Pursuant to terms of the Agreement and Plan of Merger, the Company issued 500,000 shares of Series A Convertible Preferred Stock valued at $5,000 to the previous shareholders of Thomas NY. The net cash effect on cash flows is as follows:

	Cash	$36
	Property and equipment	115,175
	Intangible assets	1,878
	Security deposits	1,900
	Accounts payable and accrued expenses	(187,522)
	Notes payable	(20,000)
	Series A Convertible Preferred Stock	(5,000)
	Total intangible value of customer lists	$(93,533)

b)	The Company issued 550 shares of Series B Convertible Preferred Stock valued at $550,000 to iVoice, Inc., a related party, pursuant to the terms of the Agreement and Plan of Merger, with Thomas NY.

c)	The Company issued two (2) 10% Secured Convertible Debenture valued at $585,000 to iVoice, Inc., a related party, pursuant to the terms of the Agreement and Plan of Merger, with Thomas NY.

d)	The Company issued an Administrative Service Convertible Debenture valued at $100,000 to iVoice, Inc., a related party, pursuant to the terms of the Agreement and Plan of Merger, with Thomas NY.

e)	The Company declared $47,165 of preferred stock dividends. This amount remained unpaid as of December 31, 2006.

The accompanying notes are an integral part of these financial statements.

THOMAS PHARMACEUTICALS, LTD.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Thomas Pharmaceuticals, Ltd. (the “Company” or “Thomas Pharmaceuticals”) was a wholly owned subsidiary of iVoice, Inc. (“iVoice”) by virtue of iVoice’s ownership of all of the shares of Class A Common Stock prior to the spin-off. The Company was incorporated as iVoice Acquisitions Corp. in New Jersey on May 19, 2005.  On January 6, 2006, iVoice Acquisitions Corp. completed the merger with Thomas Pharmaceuticals, Ltd., a New York Corporation (“Thomas NY”). Pursuant to the terms of the Agreement and Plan of Merger with Thomas NY, iVoice Acquisition Corp’s name was changed to Thomas Pharmaceuticals, Ltd. The Company develops and markets over the counter non-prescription healthcare products. The Company focuses on high-end, branded consumables. Its first product, Acid + All™, is a calcium-enriched, sugar free, anti-gas antacid.  The Company operates its business from the home office of iVoice in Matawan, NJ and distributed the products from its vendors packaging operation in Pawtucket, R.I.

Basis of Presentation

The accompanying financial statements of the Company have been derived from the consolidated financial statements and accounting records of iVoice using the historical results of operations and historical basis of assets and liabilities of iVoice’s over the counter non-prescription healthcare products business and are prepared on the accrual basis of accounting in accordance with the accounting principles generally accepted in the United States of America. Management believes the assumptions underlying the financial statements are reasonable and include all costs directly applicable to the Company. These financial statements do not include any allocation of expenses and assets from the parent, iVoice.  However, the financial statements included herein may not necessarily reflect the Company’s results of operations, financial position and cash flows had the Company been a stand-alone company during the years presented.

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
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash or cash equivalents. As of December 31, 2007 and 2006, the Company has no cash equivalents.

The Company maintains cash and cash equivalents with a financial institution, which is insured by the Federal Deposit Insurance Corporation up to $100,000. At various times throughout the year, the company had balances on deposits at the financial institutions in excess of federally insured limits. The Company had no uninsured cash balances at December 31, 2007 and 2006.

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

Product Returns

The Company offers an open return policy for unsold product and the Company had a limited number of product returns.  Management determined that in order to provide adequate provision, that the provision for product returns is based on the balance of uncollected receivables from customers who have not made any payments at the end of the period.  Management has provided a provision for product returns on 100% of the uncollected receivables. The provision for product returns at December 31, 2007 and 2006  is $149,225 and 136,858, respectively.

Accounts Receivable

The Company conducts business and extends credit pursuant to the individual agreements. Standard terms are 2%-30/net 31 and most of the small customers conform to these terms. Several large customers have provisions in their agreements that delay payments to the Company until there is a steady flow of products being resold. In some cases, the Company also offers an unlimited return policy for slow moving products. Provisions created for product returns also reduce the outstanding balance of accounts receivable. Exposure to losses on receivables is expected to vary by customer due to how the products are being purchased by the end-users.

THOMAS PHARMACEUTICALS, LTD.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

As of December 31, 2007 and 2006, the accounts receivable, net of allowance for product returns and bad debt, is as follows:

	2007	2006
Accounts receivable	$191,256	$192,533
Less: allowance for product returns	(149,225)	(136,858)
Less: provision for bad debt	(42,031)	—
Net accounts receivable	$—	$55,675

Provision for Bad Debt

The Company evaluates the credit worthiness of each of its customers and has determined that some accounts will be uncollectible and will have to be written off in the future. Management has determined that a provision for bad debt of $42,031 and $0, in addition to the provision for product returns, is sufficient at December 31, 2007 and 2006, respectively.

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

During the year ended December 31, 2007, the Company was notified by its contract packager that the Company had shipped all available finished goods and that no further packaging would take place. Based on this event, management determined that the remaining inventory of raw materials was of no value and that a 100% reserve was required for all remaining inventory.

As of December 31, 2007 and 2006, the inventory at cost and reserves for excess and slow-moving inventory is as follows:

	2007	2006
Inventory at cost	$56,116	$64,757
Less: Reserve for excess and slow-moving inventory	(56,116)	(30,000)
Net inventory	$0	$34,757

THOMAS PHARMACEUTICALS, LTD.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

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

Advertising Costs

Advertising costs are expensed as incurred and are included in selling and marketing expenses.  For the years ended December 31, 2007 and 2006, the Company incurred $29,259 and $366,282, respectively, in advertising costs.

Derivative Liabilities

During April 2003, the Financial Accounting Standards Board issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” The statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows.  SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. The financial statements for the years ended December 31, 2007 and 2006 include the recognition of the derivative liability on the underlying securities issuable upon conversion of the iVoice Secured Convertible Debentures and Thomas Pharmaceuticals Acquisition Corp. (“Thomas Acquisition”) Promissory Notes.

THOMAS PHARMACEUTICALS, LTD.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

The Company was a subsidiary of iVoice and as such, its results of operations were reported as part of the consolidated federal income tax returns of iVoice. Upon the spin-off from iVoice, Inc, the Company will no longer be included in the consolidated returns of iVoice, Inc and will be required to account for income taxes in accordance with Statements of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income taxes and liabilities are computed annually for differences between the financial statement and the tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

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

When assets are retired or otherwise disposed of, the costs and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is charged to income as incurred; significant renewals and betterments are capitalized. Deduction is made for retirements resulting from renewals or betterments. During 2007, management had determined that the packaging equipment, which had been capitalized, had no future value and the remaining book value was written down to zero as an additional charge to accumulated depreciation of $92,140.

As of December 31, 2007 and 2006, the costs and accumulated depreciation for the property and equipment is as follows:

	2007	2006
Property and equipment at cost	$120,808	$120,808
Less: Accumulated depreciation	(117,428)	(12,644)
Net property and equipment	$3,380	$108,164

Depreciation expense for the years ended December 31, 2007 and 2006 was $104,784 and $12,644, respectively.

THOMAS PHARMACEUTICALS, LTD.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss Per Share of Common Stock

Historical net loss per common share is computed using the weighted average number of common shares outstanding. Common stock equivalents were not included in the computation of diluted earnings per share when the Company reported a loss because to do so would be antidilutive for periods presented.

On November 21, 2007, the Company’s transfer agent distributed 243,184,868 shares of Class A common stock to the iVoice shareholders as a stock dividend pursuant to the spin-off agreement. For purposes of calculating the weighted average common shares outstanding used in the loss per share calculation, the stock dividend has been retroactively applied for the years ended December 31, 2007 and 2006.

The following is a reconciliation of the computation for basic and diluted EPS:

	2007	2006

Net loss applicable to common shares	$(1,281,514)	$(1,489,594)

Weighted-average common shares
Outstanding	243,435,943	243,184,868

Net loss per share	$(0.01)	$(0.01)

The Company has shares issuable upon conversion of the iVoice Convertible Debentures, the Thomas Acquisition Convertible Debenture and the Series B Convertible Preferred Stock. At December 31, 2007, the Company had common stock equivalents of 1,825,000,000. At December 31, 2006, the common stock equivalents are indeterminable because there was no public market for the shares at that time.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities, including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157). The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial position or results of operations.

THOMAS PHARMACEUTICALS, LTD.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In June 2007, the FASB ratified the consensus in EITF Issue No. 07-3 “Accounting for Nonrefundable Payments for Goods or Services to Be Used in Future Research and Development Activities” (EITF 07-3), requiring that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts should be expensed as the related goods are delivered or the related services are performed. The statement is effective for fiscal years beginning after December 15, 2007. Management is currently assessing the potential impact of the standard on the Company’s financial statements.

In June 2007, the FASB ratified EITF Issue No. 06-11 “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (EITF 06-11), which requires entities to record tax benefits on dividends or dividend equivalents that are charged to retained earnings for certain share-based awards to additional paid-in capital. In a share-based payment arrangement, employees may receive dividends or dividend equivalents on awards of non-vested equity shares, non-vested equity share units during the vesting period, and share options until the exercise date. Generally, the payment of such dividends can be treated as deductible compensation for tax purposes. The amount of tax benefits recognized in additional paid-in capital should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. EITF 06-11 is effective for fiscal years beginning after December 15, 2007, and interim periods within those years. Management is currently assessing the potential impact of this guidance on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements within equity, but separate from the parent’s equity. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 will be effective for the Trust beginning January 1, 2009. Management anticipates that the adoption of SFAS 160 will not have a material impact on the Company’s financial statements.

THOMAS PHARMACEUTICALS, LTD.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 3 – INTANGIBLE ASSETS

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

During the years ended December 31, 2007 and 2006, the Company recorded an additional $3,247 and $12,795, respectively, of costs related to registering of trademarks of the Company.

Under FAS No. 142, “Goodwill and Other Intangible Assets”, goodwill and other intangible assets are tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards require. During the year ended December 31, 2007, the Company was notified that the two largest retailers have decided to no longer carry the Acid+All® product since the Company did not have the financial resources for necessary sales and marketing activities at that time. The Company was also notified that the contract packager had ceased packaging the Acid+All® product and that the Company had no packaged products in inventory.

All capitalized intangibles have been reviewed for impairment at December 31, 2007. Based upon managements’ evaluation of this business, it was determined that the current book value of the intangible assets for the customer list and trademarks of the Company should be fully impaired for the amount of $109,137. At December 31, 2007 and 2006, intangible assets are as follows:

	2007	2006
Intangible assets at cost	$111,453	$108,206
Less: Accumulated amortization	(2,316)	—
Less: Accumulated impairment	(109,137)	(30,000)
Net intangible assets	$0	$78,206

NOTE 4 – CONVERTIBLE DEBENTURES

On January 6, 2006 the Company issued to iVoice a $360,000 secured convertible debenture due on January 1, 2013 bearing interest of 10%, compounded quarterly. As of December 31, 2007 and 2006, the remaining principal balance of the convertible debenture was $360,000 plus accrued interest of $77,901 and $36,728, respectively.

On January 6, 2006 the Company issued to iVoice a $100,000 administrative service convertible debenture due on January 1, 2013 bearing interest of 10%, compounded quarterly. This debenture is issued in lieu of payments on the Administrative Services Agreement of the same date. As of December 31, 2007 and 2006, the remaining principal balance of the convertible debenture was $100,000 plus accrued interest of $21,639 and  $10,202, respectively.

THOMAS PHARMACEUTICALS, LTD.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 4 – CONVERTIBLE DEBENTURES (Continued)

On April 27, 2006 the Company issued to iVoice a $225,000 secured convertible debenture due on January 1, 2013 bearing interest of 10%, compounded quarterly. As of December 31, 2007 and 2006, the remaining principal balance of the convertible debenture was $225,000 plus accrued interest of $40,603 and 15,629, respectively.

On February 7, 2007, the Company issued to iVoice a $25,000 secured convertible debenture due on February 6, 2014 bearing interest of 10%, compounded quarterly. As of December 31, 2007 the remaining principal balance of the convertible debenture was $25,000 plus accrued interest of $2,303.

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

The aggregate principal value of the iVoice debentures at December 31, 2007 and 2006 is $710,000 and $685,000, respectively. These amounts are shown net of the unamortized portion of the discount on conversion of $519,048 and $596,786, respectively. This discount is being amortized over the life of the debenture and is being recorded as a charge to amortization of discount on beneficial conversion on the statement of operations.

THOMAS PHARMACEUTICALS, LTD.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 5 – NOTES PAYABLE

As part of the merger with Thomas NY, the Company assumed a $20,000 promissory note due to Jana M. Wesley which bears interest at the rate of 5% per annum, compounded annually.  The promissory note matures on January 19, 2009 with a lump sum payment due of any remaining principal and interest. As of December 31, 2007 and 2006, the unpaid balance on the promissory note is $20,000 plus accrued interest of $3,095 and $1,995, respectively.

On January 26, 2007, Thomas Acquisition issued to an investor a debenture in the principal amount of $103,200 convertible into Class A Common Stock of Thomas Pharmaceuticals and a debenture in the principal amount of $96,800 convertible into Series B Convertible Preferred Stock of the Company. The $103,200 of the convertible debentures provide that, at the holder’s option, principal and interest due on the debentures can be converted into the number of shares of the Company’s Class A Common Stock determined by dividing the amount of the debenture being converted by a 20% discount to the lowest closing bid price of the Company’s Class A Common Stock for the five trading days before the conversion date.  The $96,800 of the convertible debentures provide that, at the holder’s option, principal and interest due on the debentures can be converted into the Company’s Series B Convertible Preferred Stock having a stated value of $1,000 per share. The $103,200 convertible debenture was secured with the assets of the Company, subordinate to the security interest previously granted to iVoice. The net proceeds of $160,000 from the convertible debentures were loaned to the Company in the form of a Promissory Note. The Promissory Note bears interest at the rate of ten percent per annum and has a term of seven years. On February 12, 2007, the Company repaid $6,000 that was applied to the principal balance of the promissory note. As of December 31, 2007, the unpaid balance on the promissory note is $154,000 plus accrued interest of $14,530.

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

The aggregate principal of the two promissory notes at December 31, 2007 is $174,000. The aggregate accumulated interest of the two promissory notes at December 31, 2007 is $17,625. The aggregate principal amounts are shown net of the unamortized portion of the discount on conversion of the Thomas Acquisition debentures of $133,833. This discount is being amortized over the life of the Thomas Acquisition debenture and is being recorded as a charge to amortization of discount on beneficial conversion on the statement of operations.

THOMAS PHARMACEUTICALS, LTD.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 6 - DERIVATIVE LIABILITY

In accordance with SFAS 133, “ Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19, “ Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the beneficial conversion feature associated with the iVoice and Thomas Acquisition Convertible Debentures represents embedded derivatives in that the conversion price is variable, the numbers of shares to be issued are indeterminable and the control of whether shares are issued does not reside with the Company. As such, the Company had recognized embedded derivatives on the iVoice debentures in the amount of $873,437 as a derivative liability in the accompanying balance sheet and as of December 31, 2007 and 2006, they had an estimated fair value of $882,912 and $826,920, respectively. The Company has also recognized embedded derivatives during 2007 on the Thomas Acquisition debentures in the amount of $242,546 as a derivative liability in the accompanying balance sheet and as of December 31, 2007, it was measured at its estimated fair value of $249,467.

The estimated fair value of the embedded derivatives have been calculated based on a Black-Scholes pricing model using the following assumptions:

	12/31/07	12/31/06
Fair market value of stock	$0.001	$0.001
Exercise price	$0.0008	$0.0008
Dividend yield	0.00%	0.00%
Risk free interest rate	5.47%	5.47%
Expected volatility *	242.17%	242.17%
Expected life (years)	5.00 to 6.08	6.00

* It was determined that the historical stock prices of iVoice provided the closest comparable for determining the expected volatility of the Thomas common stock.

Changes in the fair value of the embedded derivatives are calculated at each reporting period and recorded in (gain) loss on revaluation of derivatives in the condensed statements of operations. For the year ended December 31, 2007, there was a change in the fair value of the embedded derivatives, which resulted in a loss of $32,595.  This loss was in addition to the losses recognized on the issuance of additional derivatives during the year in the amount of $93,864, resulting in a net loss of $126,459.  For the year ended December 31, 2006, there was a change in the fair value of the embedded derivatives, which resulted in a gain of $16,199.  This gain was offset by the immediate recognition of loss on revaluation of derivatives issued during the same period in the amount of $158,119, resulting in a net loss of $141,920.

In accordance with SFAS 133, SFAS 150, “Accounting for Certain Financials Instruments With Characteristics of Both Liabilities and Equity” and EITF 00-19, the fair market value of the derivatives are recorded as a debt discount.  The debt discount on the iVoice and Thomas Acquisition debentures of $710,000 and $154,000, respectively, is being amortized over the life of the convertible debentures. Amortization expense on the debt discount for the years ended December 31, 2007 and 2006 was $122,905 and $88,214, respectively.

THOMAS PHARMACEUTICALS, LTD.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 7  - INCOME TAXES

Deferred income taxes will be determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities.  Deferred income taxes will be measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return.  Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. At December 31, 2007 deferred tax assets consist of the following:

Deferred tax assets	$110,000
Less: Valuation allowance	(110,000)
Net deferred tax assets	$0

At December 31, 2007 the Company had a federal net operating loss carry forward in the approximate amount of $275,000 available to offset future taxable income.  The Company established a valuation allowance equal to the full amount of the deferred tax asset due to the uncertainty of the utilization of the operating loss in future periods. Prior to the spin-off from iVoice, Inc, the Company was a subsidiary of iVoice and as such, did not have its’ own federal tax liability or federal net operating loss carry forward.

NOTE 8 - OPERATING LEASE

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

NOTE 9 - RELATED PARTY TRANSACTIONS

In addition to the financing provided by iVoice, Inc, iVoice provides administrative services and other miscellaneous support to the Company from time to time. As of December 31, 2007, the Company has recorded $24,702 of these charges along with other vendor charges in the financial accounts of the Company. These amounts will remain unpaid until the Board of Directors determines that the Company has sufficient liquidity to make such payments.

THOMAS PHARMACEUTICALS, LTD.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 10 – COMMITMENTS AND CONTINGENCIES

On January 6, 2006 the Company entered into an Administrative Services Agreement with iVoice The term of this agreement commenced on January 6, 2006 and was terminated in November 2007, according to the provisions of Section 2, upon effectiveness of the registration statements. In consideration for the services, the Company issued to iVoice an Administrative Service Convertible Debenture in the amount of $100,000. For the years ended December 31, 2007 and 2006 the Company recorded $50,000 of service fees.

On January 2, 2006 the Company entered into an Employment Agreement with John E. Lucas to serve as its Chief Executive Officer through December 31, 2008 at an annual salary of $60,000 with annual cost of living increases.  Additionally, Mr. Lucas will receive incentive compensation equal to 2.5% of net sales in excess of $1 million in fiscal 2006 and 2007 and 4% of net sales over $6 million in fiscal 2008. On June 11, 2007, this agreement was amended to add the additional title of President and allow the Company to issue Class A Common Stock in lieu of cash payments for any compensation due and owing to Mr. Lucas.

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

On March 1, 2007, the Company entered into an administrative services agreement with iVoice which became effective at the time of the distribution and replaced the administrative services agreement entered into on January 6, 2006. Under this agreement, iVoice provides the Company with physical premises, contract review, sales issuance, invoicing and collection services, financial accounting and reporting, claims administration and reporting, and other areas where the Company needs transitional assistance and support. Under the administrative services agreement, iVoice provides the Company substantially the same level of service and use substantially the same degree of care as iVoice’s personnel provided and used in providing such services prior to the execution of the agreement. For these services, the Company will pay iVoice a fee of $4,000 per month.

THOMAS PHARMACEUTICALS, LTD.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 11 - STOCKHOLDERS’ DEFICIT

Pursuant to the Company’s amended certificate of incorporation, the Company is authorized to issue 1,000,000 shares of preferred stock, no par value, 10,000,000,000 shares of Class A common stock, no par value, and 50,000,000 shares of Class B common stock, no par value. Of the 1,000,000 authorized shares of Preferred Stock, 500,000 shares are designated as “Series A Convertible Preferred Stock, no par value” and 1,000 shares are designated as “Series B Convertible Preferred Stock, no par value”.

a)     Preferred Stock

Preferred Stock consists of 1,000,000 shares of authorized preferred stock with no par value, in the following designations:

Series A Convertible Preferred Stock

Series A Convertible Preferred Stock consisted of 500,000 shares with no par value. The initial value of each share is $.01 and is subject to adjustment for stock dividends, combinations, splits, recapitalizations and the like. The holders of these shares are not entitled to receive dividends at any time. Upon liquidation, the holders of these shares will receive up to 100% of the initial value of the shares, but following the distribution to any senior debt or senior equities. The holders of these shares may request that iVoice, Inc. to spin-off the Company from iVoice, Inc. and for iVoice, Inc. to use its commercially reasonable efforts to file and cause to become effective a registration statement under the Securities Act of 1933, as amended. The holders of these shares will receive a prorated portion of the Net Enterprise Value as provided for in the amended certificate of incorporation. The holders of these shares shall have no voting rights, except as required by law or as explicitly set forth in the amended certificate of incorporation. The holders of these shares shall have the right to elect one director of the Corporation.

On January 6, 2006, the Company completed the merger with Thomas NY. As a result of the merger, the Shareholders of Thomas NY exchanged all of their common stock shares of Thomas NY for 500,000 shares of Series A Convertible Preferred Stock.

As of December 31, 2006, there are 500,000 shares issued and outstanding.

On December 14, 2007, the 500,000 shares of Series A Convertible Preferred Stock shares were exchanged for 5,091,237 shares of Class A Common Stock pursuant to the provisions of the spin-off agreement.

As of December 31, 2007, there are no shares issued and outstanding.

THOMAS PHARMACEUTICALS, LTD.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 11 - STOCKHOLDERS’ DEFICIT (Continued)

Series B Convertible Preferred Stock

Series B Convertible Preferred Stock consists of 1,000 shares with no par value. The initial value of each share is $1,000 and is subject to adjustment for stock dividends, combinations, splits, recapitalizations and the like. The holders of these shares are entitled to receive dividends at a rate of 10% per annum based on the initial value of the shares outstanding. Upon liquidation, the holders of these shares will receive up to 125% of the initial value of the shares plus accumulated and unpaid dividends, but following the distribution to any senior debt or senior equities. Upon the SEC declaring the effectiveness of a registration statement of the Company, the holders of these shares may convert their shares into Class A Common Stock at the price per share equal to eighty percent (80%) of the lowest closing bid price of the Common Stock for the five (5) trading days immediately preceding the conversion date.   The holders of these shares shall have one vote for each shares of Class A Common Stock into which each shares of Series B Preferred Shares could be converted, assuming a conversion price of eighty percent (80%) of the lowest closing bid price of the Common Stock for the five (5) trading days immediately preceding the record date, and of equal voting rights and powers of the holders of the Class A Common Stock and is entitled to vote together with respect to any question upon which the holders of Class A Common Stock have the right to vote. The Corporation must also get a majority approval from the holders of the Series B Preferred Stock to make any changes to the structure of the Company or to authorize or issue any equity or debt security that has a preference or priority over the Series B Preferred Stock as to liquidation preferences, dividend rights, voting rights, or otherwise.

On January 6, 2006, the Company issued 550 shares of Series B Convertible Preferred Stock valued at $550,000 to iVoice, Inc., a related party, pursuant to the terms of the Agreement and Plan of Merger, with Thomas NY.

As of December 31, 2007 and 2006, there are 550 shares issued and outstanding.

b)	Class A Common Stock

Class A Common Stock consists of 10,000,000,000 shares of authorized preferred stock with no par value.  As of December 31, 2007, there are 248,276,105 shares issued and outstanding. As of December 31, 2006 there were 100 shares issued and outstanding prior to the spin-off and 243,184,868 shares issued and outstanding following the restatement for the 2,431,849 for 1 retroactive stock split.

Each holder of Class A common stock is entitled to one vote for each share held of record.  Holders of our Class A common stock have no preemptive, subscription, conversion, or redemption rights.  Upon liquidation, dissolution or winding-up, the holders of Class A common stock are entitled to receive net assets pro rata.  Each holder of Class A common stock is entitled to receive ratably any dividends declared by our board of directors out of funds legally available for the payment of dividends.

THOMAS PHARMACEUTICALS, LTD.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 11 - STOCKHOLDERS’ DEFICIT (Continued)

For the year ended December 31, 2007, the Company had the following transactions in its Class A common stock:

On November 21, 2007, the Company issued 243,184,868 shares of Class A common stock to the iVoice shareholders as a stock dividend pursuant to the provisions of the spin-off agreement.

On December 14, 2007, the Company issued 5,091,237 shares of Class A common stock in exchange for 500,000 shares of Series A Convertible Preferred Stock pursuant to the provisions of the spin-off agreement.

c)	Class B Common Stock

Class B Common Stock consists of 50,000,000 shares of authorized preferred stock with no par value.  As of December 31, 2007 and 2006, there are no shares issued and outstanding.

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

THOMAS PHARMACEUTICALS, LTD.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 11 - STOCKHOLDERS’ DEFICIT (Continued)

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

NOTE 12 – ACQUISTIONS & MERGERS

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

THOMAS PHARMACEUTICALS, LTD.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 12 – ACQUISTIONS & MERGERS (Continued)

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

NOTE 13 - GOING CONCERN

As shown in the accompanying financial statements, the Company has sustained net operating losses for the years ended December 31, 2007 and 2006. There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

THOMAS PHARMACEUTICALS, LTD.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 14 - RESTATEMENT

The Company had amended its previously issued financial statements for the year ended December 31, 2006. The Company had amended these statements to reflect the retroactive restatement for the 2,431,849-for-one stock split which was accomplished by means of a stock dividend effectuated immediately prior to the effective date of the registration statement. The amended statements show a decrease in weighted average number of common shares outstanding to 243,184,868 for year ended December 31, 2006. This change has no effect on the previously reported loss of $1,489,594 for the year ended December 31, 2006 or in the net loss per basic and diluted shares of $(0.01) for year ended December 31, 2006.

NOTE 15 – SUBSEQUENT EVENTS

On January 15, 2008, the Company issued 25,000,000 shares of Class A common stock to iVoice, Inc. with a total value of $12,500 for partial repayment of the convertible debentures.

On January 23, 2008, the Board of Directors amended the Company’s Certificate of Incorporation to limit the holders of the Series B Preferred Stock from converting these shares into more than 9.99% of the total Class A Common Stock at that time of conversion and to limit the voting rights of the Series B Preferred Stock shareholders to no more than 9.99% of the total voting rights of the aggregate of the Series B Preferred Stock, Class A Common Stock and Class B Common Stock shareholders.

On March 23, 2008, the Company amended the iVoice Convertible debentures to limit the holders of the debentures from converting these into more than 9.99% of the total Class A Common Stock at that time of conversion.