Form 10-Q
period 2008-03-31
Thomas Pharmaceuticals, Ltd.
filed 2008-05-20
CIK 1391428

================================================================================
                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

                                       OR

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

 For the transition period from ____________________ to _______________________

                        Commission file number: 000-52876

                          THOMAS PHARMACEUTICALS, LTD.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

NEW JERSEY                                                       20-3954826
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

750 HIGHWAY 34
MATAWAN, NJ                                                         07747
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                         (Zip Code)

Registrant's Telephone Number, Including Area Code:         (732) 441-7700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated files, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the exchange act.

Large Accelerated filer [_]                                Accelerated filer [_]
Non-accelerated filer [_]                         Smaller reporting company  [X]
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

Number of shares of Class A, common stock,
     No par value, outstanding as of May 19, 2008:               285,276,105

================================================================================

                          THOMAS PHARMACEUTICALS, LTD.

                         CONDENSED FINANCIAL STATEMENTS

                             MARCH 31, 2008 AND 2007

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

PART I.     FINANCIAL INFORMATION

            Item 1.     Condensed Financial Statements (Unaudited)

                     Balance Sheet - March 31, 2008 and December
                        31, 2007                                         2

                     Statements of Operations - For the three months
                        ended March 31, 2008 and 2007                    3

                     Statements of Cash Flows - For the three months
                        ended March 31, 2008 and 2007                    4 - 5

                     Notes to Condensed Financial Statements             6 - 17

            Item 2.  Management's Discussion and Analysis of Financial
                        Condition and Results of Operations              18 - 22

            Item 4T. Controls and Procedures                             22 - 23



PART II.    OTHER INFORMATION

            Item 1.  Legal Proceedings                                   24

            Item 5.  Other Information                                   24

            Item 6.  Exhibits                                            24

                          THOMAS PHARMACEUTICALS, LTD.
                             CONDENSED BALANCE SHEET

                                                                                     March 31,       December31,
                                                                                       2008             2007
                                                                                   ------------      ------------
                                                                                    (unaudited)        (audited)
                                     ASSETS

CURRENT ASSETS
Cash and cash equivalents                                                          $      1,291      $      9,705
Prepaid expenses and other current assets                                                 5,580             4,699
                                                                                   ------------      ------------
          Total current assets                                                            6,871            14,404
                                                                                   ------------      ------------

PROPERTY AND EQUIPMENT, net of accumulated depreciation
          of $117,710 and $117,428, respectively                                          3,098             3,380
                                                                                   ------------      ------------

TOTAL ASSETS                                                                       $      9,969      $     17,784
                                                                                   ============      ============

                            LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses                                              $    874,148      $    768,130
Notes payable                                                                            20,000              --
Dividends payable                                                                       115,877           102,164
Derivative liability on convertible debentures                                        1,128,680         1,132,379
Convertible debentures payable, net of discounts of $493,289
         and $519,048, respectively                                                     214,711           190,952
                                                                                   ------------      ------------
            Total current liabilities                                                 2,353,416         2,193,625
                                                                                   ------------      ------------

LONG TERM DEBT

Notes payable, net of discounts of $128,333 and $133,833, respectively                   25,667            40,167
                                                                                   ------------      ------------

             Total liabilities                                                        2,379,083         2,233,792
                                                                                   ------------      ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Series A Convertible Preferred stock, no par value; authorized 500,000 shares;
    no shares issued and outstanding                                                       --                --
Series B Convertible Preferred stock, no par value; authorized 1,000 shares;
    550 shares issued and outstanding                                                   550,000           550,000
Common stock, Class A - no par value; authorized 10,000,000,000 shares;
   273,276,105 and 248,276,105 shares issued and outstanding, respectively               52,600             5,100
Common stock, Class B - no par value; authorized 50,000,000 shares;
   no shares issued or outstanding                                                         --                --
Accumulated deficit                                                                  (2,971,714)       (2,771,108)
                                                                                   ------------      ------------
            Total stockholders' deficit                                              (2,369,114)       (2,216,008)
                                                                                   ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                        $      9,969      $     17,784
                                                                                   ============      ============

              The accompanying notes are an integral part of these
                        condensed financial statements.

                          THOMAS PHARMACEUTICALS, LTD.
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                      FOR THE THREE MONTHS ENDED MARCH 31,

                                                                                                      (restated)
                                                                                       2008              2007
                                                                                   ------------      ------------
NET REVENUES, net of provision for product returns
    and credits of $0 and $34,165, respectively                                    $        285      $     18,202

COST OF SALES                                                                              --              25,940
                                                                                   ------------      ------------

GROSS PROFIT (LOSS)                                                                         285            (7,738)
                                                                                   ------------      ------------

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES
     Selling and marketing expenses                                                        --              93,315
     General and administrative expenses                                                 88,455           117,829
     Depreciation and amortization                                                          282            61,694
                                                                                   ------------      ------------
Total selling, general and administrative expenses                                       88,737           272,838
                                                                                   ------------      ------------

LOSS FROM OPERATIONS                                                                    (88,452)         (280,576)
                                                                                   ------------      ------------

OTHER EXPENSE

     Amortization of debt discount                                                       31,259            29,129
     (Gain) loss on revaluation of derivatives                                           (3,699)            5,729
     Interest expense                                                                    70,881            21,819
                                                                                   ------------      ------------
Total other expense                                                                      98,441            56,677
                                                                                   ------------      ------------

LOSS BEFORE PROVISION FOR
     INCOME TAXES                                                                      (186,893)         (337,253)

PROVISION FOR INCOME TAXES                                                                 --                --
                                                                                   ------------      ------------

NET LOSS BEFORE PREFERRED DIVIDENDS                                                    (186,893)         (337,253)

PREFERRED DIVIDENDS                                                                      13,713            13,561
                                                                                   ------------      ------------

NET LOSS APPLICABLE TO COMMON SHARES                                               $   (200,606)     $   (350,814)
                                                                                   ============      ============

NET LOSS PER COMMON SHARE
     Basic and diluted                                                             $      (0.00)     $      (0.00)
                                                                                   ============      ============

WEIGHTED AVERAGE SHARES OUTSTANDING
     Basic and diluted                                                              269,429,951       243,184,868
                                                                                   ============      ============

              The accompanying notes are an integral part of these
                        condensed financial statements.

                          THOMAS PHARMACEUTICALS, LTD.
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                      FOR THE THREE MONTHS ENDED MARCH 31,

                                                                                       2008              2007
                                                                                   ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) before preferred dividends                                           $   (186,893)     $   (337,253)
   Adjustments to reconcile net (loss) to net cash (used in) operating activities:
   Depreciation expense                                                                     282             3,161
   Amortization of intangibles                                                             --              58,533
   Amortization of debt discount                                                         31,259            29,129
   (Gain) loss on revaluation of derivatives                                             (3,699)            5,729
   Provision for product returns and reserve for bad debt                                  (285)           77,260
    Beneficial interest on conversion of debt                                            45,500              --
   Changes in certain assets and liabilities:
       (Increase) decrease in accounts receivable                                           285           (27,237)
        Decrease in inventory                                                              --                 942
       (Increase) in prepaid expenses and other assets                                     (881)          (12,473)
        Increase in accounts payable and accrued liabilities                            106,018            51,586
                                                                                   ------------      ------------
   Total cash (used in) operating activities                                             (8,414)         (150,623)
                                                                                   ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of trademarks and other intangibles                                            --              (3,247)
                                                                                   ------------      ------------
   Total cash (used in) investing activities                                               --              (3,247)
                                                                                   ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Gross proceeds from debt financing                                                      --             185,000
   Repayment of debt financing                                                             --              (6,000)
                                                                                   ------------      ------------
   Total cash provided by financing activities                                             --             179,000
                                                                                   ------------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     (8,414)           25,130

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                           9,705            11,747
                                                                                   ------------      ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                          $      1,291      $     36,877
                                                                                   ============      ============

CASH PAID DURING THE PERIOD FOR:
   Interest expense                                                                $       --        $       --
                                                                                   ============      ============
   Income taxes                                                                    $       --        $       --
                                                                                   ============      ============

              The accompanying notes are an integral part of these
                        condensed financial statements.

                          THOMAS PHARMACEUTICALS, LTD.
            CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)(CONTINUED)

SUPPLEMENTAL CASH FLOW INFORMATION

For the three months ended March 31, 2008:

a) The Company issued 25,000,000 shares of Class A common stock to iVoice, Inc. as repayment of principal on an outstanding convertible debenture, valued at $47,500. The difference in the market value and the reduction in debt of $2,000 was charged to beneficial interest in the amount of $45,500.

b)  The Company accrued $13,713 of preferred stock dividends.

For the three months ended March 31, 2007:

a) The Company issued a 10% Promissory Note valued at $160,000 to Thomas Pharmaceutical Acquisition Corp. pursuant to the terms of the Extension Agreement with iVoice, Inc., Thomas Pharmaceutical Acquisition Corp. and Thomas Pharmaceuticals.

b) The Company issued a 10% Secured Convertible Debenture valued at $25,000 to iVoice, Inc.

c)  The Company accrued $13,561 of preferred stock dividends.






















              The accompanying notes are an integral part of these
                        condensed financial statements.

                          THOMAS PHARMACEUTICALS, LTD.
             NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2008 AND 2007

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Thomas Pharmaceuticals, Ltd. (the "Company" or "Thomas Pharmaceuticals") was a wholly owned subsidiary of iVoice, Inc. ("iVoice") by virtue of iVoice's ownership of all of the shares of Class A Common Stock prior to the spin-off. The Company was incorporated as iVoice Acquisitions Corp. in New Jersey on May 19, 2005. On January 6, 2006, iVoice Acquisitions Corp. completed the merger with Thomas Pharmaceuticals, Ltd., a New York Corporation ("Thomas NY"). Pursuant to the terms of the Agreement and Plan of Merger with Thomas NY, iVoice Acquisition Corp's name was changed to Thomas Pharmaceuticals, Ltd. On November 21, 2007, the Company was spun-off from iVoice and is now an independent public reporting company. The Company develops and markets over the counter non-prescription healthcare products. The Company focuses on high-end, branded consumables. Its first product, Acid + All(TM), is a calcium-enriched, sugar free, anti-gas antacid. The Company operates its business from the home office of iVoice in Matawan, NJ.

BASIS OF PRESENTATION

Prior to November 21, 2007, the accompanying condensed financial statements of the Company have been derived from the consolidated financial statements and accounting records of iVoice using the historical results of operations and historical basis of assets and liabilities of iVoice's over the counter non-prescription healthcare products business and are prepared on the accrual basis of accounting in accordance with the accounting principles generally accepted in the United States of America. Management believes the assumptions underlying the financial statements are reasonable and include all costs directly applicable to the Company. These financial statements do not include any allocation of expenses and assets from the parent, iVoice. However, the financial statements included herein may not necessarily reflect the Company's results of operations, financial position and cash flows had the Company been a stand-alone company during the periods presented.

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2007 audited financial statements and the accompanying notes thereto.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                          THOMAS PHARMACEUTICALS, LTD.
             NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2008 AND 2007

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash or cash equivalents. As of March 31, 2008 and December 31, 2007, the Company has no cash equivalents.

The Company maintains cash and cash equivalents with a financial institution, which is insured by the Federal Deposit Insurance Corporation up to $100,000. The Company had no uninsured cash balances at March 31, 2008 or December 31, 2007.

ADVERTISING COSTS

Advertising costs are expensed as incurred and are included in selling and marketing expenses. For the three months ended March 31, 2008 and 2007, the Company incurred $0 and $2,576, respectively, in advertising costs.

DERIVATIVE LIABILITIES

During April 2003, the Financial Accounting Standards Board issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. The financial statements for the three months ended March 31, 2008 and 2007, include the recognition of the derivative liability on the underlying securities issuable upon conversion of the iVoice Secured Convertible Debentures and Thomas Pharmaceuticals Acquisition Corp. ("Thomas Acquisition") Promissory Notes.

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

The following is a reconciliation of the computation for basic and diluted EPS:

                          THOMAS PHARMACEUTICALS, LTD.
             NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2008 AND 2007

                                            Three month ended March 31,
                                               2008             2007
                                           ------------     ------------

Net (loss) applicable to common shares     $   (200,606)    $   (350,814)
                                           ============     ============

Weighted-average common shares
Outstanding                                 269,429,951      243,184,868
                                           ============     ============

Net (loss) per share                       $      (0.00)    $      (0.00)
                                           ============     ============


The Company has shares issuable upon conversion of the iVoice Convertible Debentures, the Thomas Acquisition Convertible Debenture and the Series B Convertible Preferred Stock. At March 31, 2008, the Company had common stock equivalents of 9,112,500,000. At March 31, 2007, the common stock equivalents are indeterminable because there was no public market for the shares at that time.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), which clarifies the definition of fair value whenever another standard requires or permits assets or liabilities to be measured at fair value. Specifically, the standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability, and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 does not expand the use of fair value to any new circumstances, and must be applied on a prospective basis except in certain cases. The standard also requires expanded financial statement disclosures about fair value measurements, including disclosure of the methods used and the effect on earnings.

In February 2008, FASB Staff Position ("FSP") FAS No. 157-2, "Effective Date of FASB Statement No. 157" ("FSP No. 157-2") was issued. FSP No. 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Examples of items within the scope of FSP No. 157-2 are nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods), and long-lived assets, such as property, plant and equipment and intangible assets measured at fair value for an impairment assessment under SFAS No. 144.

The partial adoption of SFAS No. 157 on January 1, 2008 with respect to financial assets and financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis did not have a material impact on the Company's financial statements. See Note 3 for the fair value measurement disclosures for these assets and liabilities. The Company is in the process of analyzing the potential impact of SFAS No. 157 relating to its planned January 1, 2009 adoption of the remainder of the standard.

                          THOMAS PHARMACEUTICALS, LTD.
             NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2008 AND 2007

On January 1, 2008, the Company adopted SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value, which are not otherwise currently required to be measured at fair value. Under SFAS No. 159, the decision to measure items at fair value is made at specified election dates on an instrument-by-instrument basis and is irrevocable. Entities electing the fair value option are required to recognize changes in fair value in earnings and to expense upfront costs and fees associated with the item for which the fair value option is elected. The new standard did not impact the Company's Consolidated Financial Statements, as the Company did not elect the fair value option for any instruments existing as of the adoption date. However, the Company will evaluate the fair value measurement election with respect to financial instruments the Company enters into in the future.

In December 2007, the FASB issued SFAC No 141(R), "Business Combinations." This statement provides new accounting guidance and disclosure requirements for business combinations. SFAS No 141(R) is effective for business combinations which occur in the first fiscal year beginning on or after December 15, 2008.

In December 2007, the FASB finalized the provisions of the Emerging Issues Task Force (EITF) Issue No. 07-1, "Accounting for Collaborative Arrangements." This EITF Issue provides guidance and requires financial statement disclosures for collaborative arrangements. EITF Issue No. 07-1 is effect for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently assessing the effect of EITF Issue No. 07-1 on its financial statements, but it is not expected to be material.

NOTE 3 - FAIR VALUE MEASUREMENTS

On January 1, 2008, the Company adopted SFAS No. 157 "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, provides a consistent framework for measuring fair value under Generally Accepted Accounting Principles and expands fair value financial statement disclosure requirements. SFAS 157's valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. SFAS 157 classifies these inputs into the following hierarchy:

      Level 1 Inputs- Quoted prices for identical instruments in active markets.

      Level 2 Inputs- Quoted prices for similar instruments in active markets;
            quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

      Level 3 Inputs- Instruments with primarily unobservable value drivers.

                          THOMAS PHARMACEUTICALS, LTD.
             NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2008 AND 2007

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2008.

Assets                        Level I         Level II         Level III          Total
                           ------------     ------------     ------------     ------------
Total Assets               $       --       $       --       $       --       $       --
                           ============     ============     ============     ============

Notes payable              $       --       $     45,667     $       --       $     45,667
Derivative liabilities             --          1,128,680             --          1,128,680
Convertible debentures             --            214,711             --            214,711
                           ------------     ------------     ------------     ------------
Total Liabilities          $       --       $  1,389,058     $       --       $  1,389,058
                           ============     ============     ============     ============

NOTE 4 - CONVERTIBLE DEBENTURES

On January 6, 2006 the Company issued to iVoice a $360,000 secured convertible debenture due on January 1, 2013 bearing interest of 10%, compounded quarterly. During the three months ended March 31, 2008, the Company issued 25,000,000 shares of Class A common stock as repayment of principal of $2,000. As of March 31, 2008 the remaining principal balance of the convertible debenture was $358,000 plus $88,774 of accrued interest.

On January 6, 2006 the Company issued to iVoice a $100,000 administrative service convertible debenture due on January 1, 2013 bearing interest of 10%, compounded quarterly. This debenture is issued in lieu of payments on the Administrative Services Agreement of the same date. As of March 31, 2008 the remaining principal balance of the convertible debenture was $100,000 plus $24,671 of accrued interest.

On April 27, 2006 the Company issued to iVoice a $225,000 secured convertible debenture due on January 1, 2013 bearing interest of 10%, compounded quarterly. As of March 31, 2008 the remaining principal balance of the convertible debenture was $225,000 plus $47,223 of accrued interest.

On February 7, 2007, the Company issued to iVoice a $25,000 secured convertible debenture due on February 6, 2014 bearing interest of 10%, compounded quarterly. As of March 31, 2008 the remaining principal balance of the convertible debenture was $25,000 plus $2,980 of accrued interest.

The Company can redeem a portion or all amounts outstanding under the iVoice Convertible Debentures at any time upon thirty (30) business days advanced written notice. The redemption price shall be equal to one hundred twenty-five percent (125%) multiplied by the portion of the principal sum being redeemed, plus any accrued and unpaid interest.

iVoice may, at its discretion, convert the outstanding principal and accrued interest, in whole or in part, into a number of shares of Thomas Pharmaceuticals Class A Common Stock at the price per share equal to eighty percent (80%) of the lowest closing bid price of the Common Stock for the five (5) trading days immediately preceding the conversion date. The Company determined that

                          THOMAS PHARMACEUTICALS, LTD.
             NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2008 AND 2007

the beneficial conversion feature of the iVoice Debentures met the criteria of EITF No. 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", and therefore the conversion feature needed to be accounted for as a derivative. The fair value of the derivative was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate (5.47%); expected dividend yield (0%); expected life (7 years); and volatility (169.22%, 194.86% and 154.79%). The aggregate fair value of the beneficial conversion feature was greater that the proceeds of the debentures and as such, an aggregate cumulative amount of $163,437 has been charged to loss on revaluation of derivatives, and the balance has been recorded as a discount on debt conversion.

The aggregate principal value of the iVoice debentures at March 31, 2008 is $708,000. This amounts is shown net of the unamortized portion of the discount on conversion of $493,289. This discount is being amortized over the life of the debenture and is being recorded as a charge to amortization of discount on beneficial conversion on the statement of operations.

NOTE 5 - NOTES PAYABLE

As part of the merger with Thomas NY, the Company assumed a $20,000 promissory note due to Jana M. Wesley which bears interest at the rate of 5% per annum, compounded annually. The promissory note matures on January 19, 2009 with a lump sum payment due of any remaining principal and interest. This note is recorded as a current liability. As of March 31, 2008, the unpaid balance on the promissory note is $20,000 plus accrued interest of $3,381.

On January 26, 2007, Thomas Acquisition issued to an investor a debenture in the principal amount of $103,200 convertible into Class A Common Stock of Thomas Pharmaceuticals and a debenture in the principal amount of $96,800 convertible into Series B Convertible Preferred Stock of the Company. The $103,200 of the convertible debentures provide that, at the holder's option, principal and interest due on the debentures can be converted into the number of shares of the Company's Class A Common Stock determined by dividing the amount of the debenture being converted by a 20% discount to the lowest closing bid price of the Company's Class A Common Stock for the five trading days before the conversion date. The $96,800 of the convertible debentures provide that, at the holder's option, principal and interest due on the debentures can be converted into the Company's Series B Convertible Preferred Stock having a stated value of $1,000 per share. The $103,200 convertible debenture was secured with the assets of the Company, subordinate to the security interest previously granted to iVoice. The net proceeds of $160,000 from the convertible debentures were loaned to the Company in the form of a Promissory Note. The Promissory Note bears interest at the rate of ten percent per annum and the term shall be seven (7) years and shall be due and payable on January 8, 2014. On February 12, 2007, the Company repaid $6,000 that was applied to the principal balance of the promissory note. As of March 31, 2008, the unpaid balance on the promissory note is $154,000 plus accrued interest of $18,423.

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

                          THOMAS PHARMACEUTICALS, LTD.
             NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2008 AND 2007

aggregate fair value of the beneficial conversion feature was greater that the proceeds of the promissory note and as such, an aggregate of $88,546 was charged to loss on revaluation of derivatives and the balance was recorded as a discount on debt conversion at the time of issuance.

The aggregate principal of the two promissory notes at March 31, 2008 is $174,000. The aggregate accumulated interest of the two promissory notes at March 31, 2008 is $21,804. The aggregate principal amounts are shown net of the unamortized portion of the discount on conversion of the Thomas Acquisition debentures of $128,333. This discount is being amortized over the life of the Thomas Acquisition debenture and is being recorded as a charge to amortization of discount on beneficial conversion on the statement of operations.

NOTE 6 - DERIVATIVE LIABILITY

In accordance with SFAS 133, " Accounting for Derivative Instruments and Hedging Activities" and EITF 00-19, " Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the beneficial conversion feature associated with the iVoice and Thomas Acquisition Convertible Debentures represents embedded derivatives in that the conversion price is variable, the numbers of shares to be issued are indeterminable and the control of whether shares are issued does not reside with the Company. As such, the Company had recognized embedded derivatives on the iVoice debentures in the amount of $873,437 as a derivative liability in the accompanying balance sheet and as of March 31, 2008, they had an estimated fair value of $879,339. The Company has also recognized embedded derivatives during 2007 on the Thomas Acquisition debentures in the amount of $242,546 as a derivative liability in the accompanying balance sheet and as of March 31, 2008, it was measured at its estimated fair value of $249,341.

The estimated fair value of the embedded derivatives have been calculated based on a Black-Scholes pricing model using the following assumptions:

                                                       3/31/08
                                                       -------

            Fair market value of stock                $0.00020
            Exercise price                            $0.00016
            Dividend yield                              0.00%
            Risk free interest rate                     5.47%
            Expected volatility *                     242.11%
            Expected life                        4.75 to 5.83 years

* It was determined that the historical stock prices of iVoice provided the closest comparable for determining the expected volatility of the Thomas common stock.

Changes in the fair value of the embedded derivatives are calculated at each reporting period and recorded in (gain) loss on revaluation of derivatives in the condensed statements of operations. For the three months ended March 31, 2008, there was a change in the fair value of the embedded derivatives, which resulted in a gain of $3,699. For the three months ending March 31, 2007, there was a change in the fair value of the embedded derivatives, which resulted in a gain of $88,135.

                          THOMAS PHARMACEUTICALS, LTD.
             NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2008 AND 2007

This gain was offset by the immediate recognition of loss on revaluation of derivatives issued during the same period in the amount of $93,864, resulting in a net loss of $5,729.

In accordance with SFAS 133, SFAS 150, "Accounting for Certain Financials Instruments With Characteristics of Both Liabilities and Equity" and EITF 00-19, the fair market value of the derivatives are recorded as a debt discount. The debt discount on the iVoice and Thomas Acquisition debentures of $710,000 and $154,000, respectively, is being amortized over the life of the convertible debentures. Amortization expense on the debt discount for the three months ended March 31, 2008 and 2007 was $31,259 and $29,129, respectively.

NOTE 7 - RELATED PARTY TRANSACTIONS

In addition to the financing provided by iVoice, Inc, iVoice provides administrative services and other miscellaneous support to the Company from time to time. As of March 31, 2008, the Company has recorded $36,702 of these charges along with other vendor charges in the financial accounts of the Company. These amounts will remain unpaid until the Board of Directors determines that the Company has sufficient liquidity to make such payments.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

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

On March 1, 2007 the Company entered into a five-year employment agreement with Jerome Mahoney, which became effective at the time of the distribution, to serve as its Non-Executive Chairman of the Board for a term of five years. As consideration, the Company will pay Mr. Mahoney the sum of $85,000 the first year with an annual increase based on the Consumer Price Index every year thereafter. The Company also will pay Mr. Mahoney a bonus for each merger or acquisition completed by the Company equal to six percent (6%) of the gross consideration paid or received by the Company in a merger or acquisition completed by the Company during the term of the agreement. The compensation payable to Mr. Mahoney under the agreement may be paid in the form of cash, debt or shares of Class B Common Stock at the option of Mr. Mahoney.

On March 1, 2007, the Company entered into an administrative services agreement with iVoice which became effective at the time of the distribution and replaced the administrative services agreement entered into on January 6, 2006. Under this agreement, iVoice provides the Company with physical premises, contract review, sales issuance, invoicing and collection services, financial accounting and reporting, claims administration and reporting, and other areas where the Company needs transitional assistance and support. Under the administrative services agreement, iVoice provides the Company substantially the same level of service and use substantially the same degree of care as iVoice's personnel provided and used in providing such

                          THOMAS PHARMACEUTICALS, LTD.
             NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2008 AND 2007

services prior to the execution of the agreement. For these services, the Company will pay iVoice a fee of $4,000 per month.

NOTE 9 - STOCKHOLDERS' DEFICIT

Pursuant to the Company's Certificate of Incorporation, the Company is authorized to issue 1,000,000 shares of preferred stock, no par value per share, 10,000,000,000 shares of Class A Common Stock, no par value per share, and 50,000,000 shares of Class B Common Stock, no par value per share. Of the 1,000,000 authorized shares of Preferred Stock, 500,000 shares are designated as "Series A Convertible Preferred Stock" and 1,000 shares are designated as "Series B Convertible Preferred Stock".

a) Preferred Stock
   ---------------

Preferred Stock consists of 1,000,000 shares of authorized preferred stock with no par value, of which 501,000 shares are in the designations listed below. The balance of the shares, 499,000, remain available for designation by the Company.

      Series A Convertible Preferred Stock
      ------------------------------------

      Series A Convertible Preferred Stock consisted of 500,000 shares with no par value. The initial value of each share is $.01 and were subject to adjustment for stock dividends, combinations, splits, recapitalizations and the like. On January 6, 2006, the Company completed the merger with Thomas NY and as a result of the merger, the Shareholders of Thomas NY exchanged all of their common stock shares of Thomas NY for 500,000 shares of Series A Convertible Preferred Stock. Following the spin-off from iVoice in November 2007, the holders of the 500,000 shares of Series A Convertible Preferred Stock shares were exchanged for 5,091,237 shares of Class A Common Stock pursuant to the provisions of the spin-off agreement.

      As of March 31, 2008, there are no shares issued and outstanding.

      Series B Convertible Preferred Stock
      ------------------------------------

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

                          THOMAS PHARMACEUTICALS, LTD.
             NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2008 AND 2007

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

      As of March 31, 2008, there are 550 shares issued and outstanding.

b) Class A Common Stock
   --------------------

Class A Common Stock consists of 10,000,000,000 shares of authorized preferred stock with no par value. As of March 31, 2008, there are 273,276,105 shares issued and outstanding. As of March 31, 2007, there were 100 shares issued and outstanding prior to the spin-off and 243,184,868 shares issued and outstanding following the restatement for the 2,431,849 for 1 retroactive stock split.

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

For the three months ended March 31, 2008, the Company had the following transactions in its Class A common stock:

The Company issued 25,000,000 shares of Class A common stock to iVoice, Inc. as repayment of principal on an outstanding convertible debenture, valued at $47,500. The difference in the market value and the reduction in debt of $2,000 was charged to beneficial interest in the amount of $45,500.

c) Class B Common Stock
   --------------------

Class B Common Stock consists of 50,000,000 shares of authorized Class B common stock with no par value. As of March 31, 2008 there are no shares issued and outstanding.

Upon the consummation of a Spin-off Transaction and the commencement of public trading of the Class A Common Stock of the Corporation, each holder of Class B Common Stock shall have the right to convert each share of Class B Common Stock into the number of Class A Common Stock Shares calculated by dividing the number of Class B Common Stock Shares

                          THOMAS PHARMACEUTICALS, LTD.
             NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2008 AND 2007

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

d) Dividends
   ---------

Pursuant to the Company's amended certificate of incorporation, the Company is required to accrue dividends at the rate of 10% per annum of the Series B Initial Value of each share of Series B Convertible Preferred Stock outstanding on each Dividend Payment Date, being March 31, June 30, September 30 and December 31. Dividends on the Series B Preferred Stock shall be cumulative from the date of issue. Accrued and unpaid dividends for any past Dividend Period, being the quarterly period commencing on and including the day after the preceding Dividend Payment Date, may be declared and paid at any time as may be fixed by the Board of Directors. The Company has not paid any dividends on its Series B Convertible Preferred Stock or its common stock and management does not contemplate doing so in the foreseeable future. The Company anticipates that any earnings generated from operations will be used to finance growth.

NOTE 10 - GOING CONCERN

The Company has sustained net operating losses, has a deficit working capital and has negative cash flows from operations for the year ended December 31, 2007 and for the three months ended March 31, 2008. There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations. This raises substantial doubt about the Company's ability to continue as a going concern.

                          THOMAS PHARMACEUTICALS, LTD.
             NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2008 AND 2007

The Company's future success is dependent upon its ability to achieve profitable operations and generate cash from operating activities, and upon additional financing. There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations. Management believes they can raise the appropriate funds needed to support their business plan and to grow the Company so that it can maintain a positive cash flow.

The financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

NOTE 11 - RESTATEMENTS

The Company had amended its previously issued financial statements for the three months ended March 31, 2007. The Company had amended these statements to reflect the retroactive restatement for the 2,431,849-for-one stock split which was accomplished by means of a stock dividend effectuated immediately prior to the effective date of the registration statement. The amended statements show a increase in weighted average number of common shares outstanding to 243,184,868 for three months ended March 31, 2007. This change has no effect on the previously reported loss of $350,814 or in the net loss per basic and diluted shares of $(0.00) for three months ended March 31, 2007.

NOTE 11 - SUBSEQUENT EVENTS

On April 16, 2008, Jerome Mahoney, the Non-Executive Chairman of the Board, resigned his position with the Company. The Board has accepted Mr. Mahoney's resignation.

On May 2, 2008, the Company issued 12,000,000 shares of Class A common stock to iVoice, Inc. as repayment of principal on an outstanding convertible debenture, valued at $2,400. The difference in the market value and the reduction in debt of $1,920 will be charged to beneficial interest in the amount of $480.

On May 7, 2008, John E. Lucas, the President and Chief Executive Officer of the Company, resigned all of his positions with the Company. The Board has accepted Mr. Lucas' resignation and is currently in negotiations with Mr. Mark Meller to replace Mr. Lucas as President and CEO of the Company. On May 7, 2008, Mark Meller was elected as a member of the Board of Directors by the Board of Directors to fill the vacancy created by Mr. Lucas' resignation. Additionally, Mr. Meller was elected President, Chief Executive Officer and Chief Financial Officer of the Company.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of our financial condition and results of operations includes "forward-looking" statements that reflect our current views with respect to future events and financial performance. We use words such as we "expect," "anticipate," "believe," and "intend" and similar expressions to identify forward-looking statements. You should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties inherent in future events and you should not rely unduly on these forward looking statements. We will not necessarily update the information in this discussion if any forward-looking statement later turns out to be inaccurate.

You should read the following discussion in conjunction with our audited financial statements and related notes included in the Form 10-KSB previously filed with the SEC. Our fiscal year currently ends on December 31, and each of our fiscal quarters ends on the final day of a calendar quarter (each March 31, June 30 and September 30). The following discussion contains forward-looking statements. Please see Forward-Looking Statements for a discussion of uncertainties, risks and assumptions associated with these statements

OVERVIEW

Thomas Pharmaceuticals, Ltd. (the "Company" or "Thomas Pharmaceuticals") was a wholly-owned subsidiary of iVoice. Thomas Pharmaceuticals was founded on the premise that money can be made by making the "humdrum hip" or by retooling a mundane product to make it new and exciting. The strategy of Thomas Pharmaceuticals is to capitalize on "old school" or "retro" products, such as antacids, with proven effectiveness and usefulness, but with improved formulation, packaging, marketing and advertising to articulate the brand attributes to a new generation of consumer who demand substance with style. Thomas Pharmaceuticals operates its business from its executive office in Matawan, New Jersey.

Thomas Pharmaceuticals began selling its first product, Acid+All(R), a calcium-enriched, sugar free, anti-gas antacid tablet, in January 2006 through retailers who have subsequently decided to no longer carry the Acid+All(R) product since Thomas Pharmaceuticals did not have the financial resources for necessary sales and marketing activities. Thomas Pharmaceuticals needs to raise significant financing in order to fund its ongoing operations. There can be no assurance as to the receipt or timing of financing. We anticipate that our operations will require at least $190,000 per quarter.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THREE MONTHS ENDED MARCH 31, 2007.

Total revenues for the three months ended March 31, 2008 and 2007 were $285 and $18,202, respectively. Revenues in the three months ended March 31, 2008 were from finished goods inventory on-hand after our contract packager suspended all production and shipping. Sales for the three months ended March 31, 2007 were $18,202, net of a provision for product returns and allowance of $34,165.

Gross profit (loss) for the three months ended March 31, 2008 and 2007 was $285 and $(7,738), respectively. The gross profit in the three months ended March 31, 2008 was the result of the

                          THOMAS PHARMACEUTICALS, LTD.
             NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2008 AND 2007

$285 sales of finished goods that had previously been written down to $0. For the three months ended March 30, 2007, our standard product gross profit of 50% was substantially eroded by the effect of the discounts and the provision for product returns of $34,165.

Operating expenses for the three months ended March 31, 2008 and 2007 were $88,737 and $272,838, respectively. The costs in 2008 represent the nominal costs of running a public company. The Company has curtailed any spending for selling, marketing and advertising until further funding becomes available. The costs in 2007 include $93,315 for a sampling event in San Francisco on Valentine's Day and costs of staffing and running our field sales office in New York City, which was closed on March 31, 2007. The costs in 2007 also include impairment of intangible assets of $58,533.

Total other expense for the three months ended March 31, 2008 was an expense of $98,441. This total was primarily comprised of $31,259 amortization of the discount on debt, $3,699 gain on revaluation of the derivatives, $45,500 of beneficial interest on debt conversion and $25,381 of accrued interest expense on the debentures and promissory notes. Total other expense for the three months ended March 31, 2007 was an expense of $56,677. This total was primarily comprised of $29,129 amortization of the discount on debt, $5,729 loss on revaluation of the derivatives and $21,819 of accrued interest expense on the on the debentures and promissory notes. The increase in amortization of the discount on debt and the increase in interest expense were related to the increases in convertible debt as compared to the prior year.

Net loss before preferred dividends for the three months ended March 31, 2008 and 2007 were $186,893 and $337,253, respectively. The decrease in net loss before preferred dividends of $150,360 was the result of the factors discussed above.

Preferred dividends for the three months ended March 31, 2008 and 2007 were $13,713 and 13,561, respectively. These dividends are accrued pursuant to the provisions of the Series B Convertible Preferred Stock and remain unpaid.

LIQUIDITY AND CAPITAL RESOURCES

Between January 6, 2006 and February 7, 2007, iVoice purchased from Thomas Pharmaceuticals an aggregate of $550,000 of Thomas Pharmaceuticals Series B Convertible Preferred Stock (550 shares), an aggregate of $610,000 10% secured convertible debenture and a $100,000 10% administrative service convertible debenture. The administrative service debenture was issued by Thomas Pharmaceuticals to compensate iVoice for the administrative services that iVoice provided to Thomas Pharmaceuticals under the administrative services agreement. The purchase of the Series B Convertible Preferred Stock and the convertible debentures provided working capital to Thomas Pharmaceuticals. The debentures are due between January 1, 2013 and February 6, 2015 and bear interest of 10%, compounded quarterly.

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

iVoice also has the right to convert each share of Series B Convertible Preferred Stock into the number of shares of Thomas Pharmaceuticals' Class A Common Stock determined by dividing the number of shares of Series B Convertible Preferred Stock being converted by 80% of the lowest closing bid price of the common stock for the 5 trading days immediately preceding the conversion date. There is no limit upon the number of shares of Class A Common Stock that we may be required to issue upon conversion of any of these shares.

iVoice executed a Security Agreement with Thomas Pharmaceuticals to secure the obligations of Thomas Pharmaceuticals under the various debentures set forth above.

On August 9, 2006, iVoice entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") by and among Thomas Pharmaceuticals, Thomas Pharmaceutical Acquisition Corp. ("Thomas Acquisition") and iVoice, whereby Thomas Acquisition, an entity unaffiliated with Thomas Pharmaceuticals or iVoice, agreed to purchase all of the securities of Thomas Pharmaceuticals outstanding as of such date and owned by iVoice (the "Securities"), for the purchase price of $1,235,100 plus twenty-five (25%) percent thereof, plus interest and dividends accrued under the terms of such securities through the closing date. iVoice had the right to terminate the Stock Purchase Agreement in the event the closing did not occur by October 31, 2006.

On January 26, 2007, iVoice entered into an Extension Agreement (the "Extension Agreement") by and among Thomas Pharmaceuticals, Thomas Acquisition and iVoice. The Extension Agreement amended the Stock Purchase Agreement whereby the expiration date provided for in the Stock Purchase Agreement was extended to and through the date on which the Securities and Exchange Commission declares effective a registration statement for the distribution of Class A Common Stock of Thomas Pharmaceuticals to the shareholders of the iVoice (the "Effective Date"). It was also agreed by the parties that Thomas Acquisition would provide $160,000 to Thomas Pharmaceuticals as bridge financing. Upon effectiveness of the registration statement on October 26, 2007, the Stock Purchase Agreement was terminated and Thomas Acquisition no longer had the right to purchase the iVoice Securities and iVoice is proceeding with the Distribution.

On January 26, 2007, Thomas Acquisition issued to BioBridge LLC a debenture in the principal amount of $103,200 convertible into Class A Common Stock of Thomas Pharmaceuticals and a debenture in the principal amount of $96,800 convertible into Series B Convertible Preferred Stock of Thomas Pharmaceuticals. The $103,200 of the convertible debentures provide that, at the holder's option, principal and interest due on the debentures can be converted into the number of shares of Thomas Pharmaceuticals Class A Common Stock determined by dividing the amount of the debenture being converted by a 20% discount to the lowest closing bid price of the Thomas Pharmaceuticals Class A Common Stock for the five trading days before the conversion date. The $96,800 of the convertible debentures provide that, at the holder's option, principal and interest due on the debentures can be converted into the Thomas Pharmaceuticals Series B Convertible Preferred Stock having a stated value of $1,000 per share. The Thomas Pharmaceuticals Series B Convertible Preferred Stock is convertible at the holder's option into the number of shares of Thomas Pharmaceuticals Class A Common Stock determined by dividing the stated value of the shares of Thomas Pharmaceuticals Series B Convertible Preferred Stock being converted by a 20% discount to the lowest closing bid price of the Thomas Pharmaceuticals Class A Common Stock for the five trading days before the conversion date. There is no limit upon the number of shares that Thomas Pharmaceuticals may be required to issue upon conversion of any of these obligations. The $103,200 convertible debenture was secured with substantially all of the assets of Thomas Pharmaceuticals (including goods, inventory, contract rights, accounts receivable, products and proceeds), subordinate to the security interest previously granted to iVoice. The net proceeds of $160,000 from the convertible debentures were loaned by Thomas Acquisition to Thomas Pharmaceuticals and Thomas Pharmaceuticals executed a Promissory Note for such funds. The Promissory Note bears interest at the rate of ten (10%) percent per annum and has a term of seven years. In exchange for and in consideration of BioBridge LLC purchasing the secured convertible debenture and thereby permitting Thomas Acquisition to loan the net proceeds to Thomas Pharmaceuticals for operations, Thomas Pharmaceuticals agreed to have the convertible debenture secured with assets of Thomas Pharmaceuticals and convertible into shares of Thomas Pharmaceuticals.

To date, the Company has incurred substantial losses, and will require financing for working capital to meet its operating obligations. We anticipate that we will require financing on an ongoing basis for the foreseeable future to fund our working capital needs.

DURING THE THREE MONTHS ENDED MARCH 31, 2008, THE COMPANY HAD A NET DECREASE IN CASH OF $8,414. THE COMPANY'S PRINCIPAL SOURCES AND USES OF FUNDS WERE AS
FOLLOWS:

CASH USED BY OPERATING ACTIVITIES. The Company used $8,414 in cash for operating activities in the three months ended March 31, 2008. The use of funds is primarily the result of the cash losses from operations sustained by the Company offset by increases in accounts payable and accrued expenses.

CASH USED BY INVESTING ACTIVITIES. The Company used no cash in the three months ended March 31, 2008 for investing activities CASH PROVIDED BY FINANCING ACTIVITIES. The Company provided no cash from financing activities in the three months ended March 31, 2008.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

CONTRACTUAL OBLIGATIONS

The Company has no material changes in its contractual obligations during the three months ended March 31, 2008.

FORWARD LOOKING STATEMENTS - CAUTIONARY FACTORS

Certain information included in this Form 10-Q and other materials filed or to be filed by us with the Securities and Exchange Commission (as well as information included in oral or written statements made by us or on our behalf), may contain forward-looking statements about our current and expected performance trends, growth plans, business goals and other matters. These statements may be contained in our filings with the Securities and Exchange Commission, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers. Information set forth in this discussion and analysis contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Private Securities Litigation Reform Act of 1995 (the "Act") provides certain "safe harbor" provisions for forward-looking statements. The reader is cautioned that such forward-looking statements are based on information available at the time and/or management's good faith belief with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Forward-looking statements speak only as of the date the statement was made. We assume no obligation to update forward-looking information to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information. Forward-looking statements are typically identified by the use of terms such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "might," "plan," "predict," "project," "should," "will," and similar words, although some forward-looking statements are expressed differently. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct.

ITEM 4T - CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the criteria set forth in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control Over Financial Reporting - Guidance for Small Public Companies, our management concluded that our internal control over financial reporting was effective as of March 31, 2008, except for two deficiencies discussed in Item 4T.

This Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report. Our registered public accounting firm will be required to attest to our management's assessment of internal control over financial reporting beginning with our Annual Report for the year ended December 31, 2008.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Management of the Company has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the fiscal year covered by this Annual Report on Form 10-KSB. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company's disclosure controls and procedures as of the end of the fiscal year covered by this Annual Report on Form 10-KSB are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that the information required to be disclosed in the reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure except for the following deficiencies:

a) A deficiency in the Company's disclosure controls and procedures existed as of December 31, 2007. The deficiency was identified as the Company's limited segregation of duties amongst the Company's employees with respect to the Company's control activities. This deficiency is the result of the Company's limited number of employees. This deficiency may affect management's ability to determine if errors or inappropriate actions have taken place. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible changes in our disclosure controls and procedures.

b) A deficiency in the Company's disclosure controls and procedures existed as of December 31, 2007. The deficiency was identified in respect to the Company's Board of Directors. This deficiency is the result of the Company's limited number of external board members. This deficiency may give the impression to the investors that the board is not independent from management. Management and the Board of Directors are required to apply their judgment in evaluating the cost-benefit relationship of possible changes in the organization of the Board of Directors.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

Management of the Company has also evaluated, with the participation of the Chief Executive Officer of the Company, any change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Interim Report on Form 10-Q. There was no change in the Company's internal control over financial reporting identified in that evaluation that occurred during the period covered by this Interim Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

We are subject to litigation from time to time arising from our normal course of operations. Currently, there are no open litigation matters relating to our products, except for a suit filed on December 13, 2007 by Independent Can seeking payment of monies owed equal to $19,100.80. Independent Can had provided the Company the tins that held the Acid+All(R) tablets. The Company and Independent have settled this suit for the sum of $8,050 payable over seven months.

ITEM 5 - OTHER INFORMATION

(a) On April 16, 2008, Jerome Mahoney, the Non-Executive Chairman of the Board, resigned his position with the Company. The Board has accepted Mr. Mahoney's resignation.

(b) On May 7, 2008, John E. Lucas, the President and Chief Executive Officer of the Company, resigned all of his positions with the Company. The Board has accepted Mr. Lucas' resignation and is currently in negotiations with Mr. Mark Meller to replace Mr. Lucas as President and CEO of the Company. On May 7, 2008, Mark Meller was elected as a member of the Board of Directors by the Board of Directors to fill the vacancy created by Mr. Lucas' resignation. Additionally, Mr. Meller was elected President, Chief Executive Officer and Chief Financial Officer of the Company.

(c) The Company does not have a standing nominating committee or a committee performing similar functions as the Company's Board of Directors consists of only three members and therefore there would be no benefit in having a separate nominating committee that would consist of the same number of members as the full board of directors. Both members of the Board of Directors participate in the consideration of director nominees.

ITEM 6 - EXHIBITS

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

Thomas Pharmaceuticals, Ltd.

By: /s/ Mark Meller                                     Date:       May 20, 2008
   ------------------------------------
Mark Meller, Chief Executive Officer and
Principal Accounting Officer

                                INDEX OF EXHIBITS

31.1 Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.