Form 10-Q
period 2008-06-30
Thomas Pharmaceuticals, Ltd.
filed 2008-08-14
CIK 1391428

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES XCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ____________ to ____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated files, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the exchange act.

Large Accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Number of shares of Class A, common stock,
  No par value, outstanding as of August 12, 2008:            313,476,105
================================================================================

                   THOMAS PHARMACEUTICALS, LTD. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2008 AND 2007

                                TABLE OF CONTENTS
                                -----------------

                                                                        Page No.
                                                                        --------

PART I.   FINANCIAL INFORMATION

          Item 1. Condensed Consolidated Financial Statements (Unaudited)

                  Balance Sheets - June 30, 2008  (Unaudited) and
                  December 31, 2007 (Audited)                                2

                  Statements of Operations - For the six months and three
                  months ended June 30, 2008 and 2007 (Unaudited)            3

                  Statements of Cash Flows - For the six months
                  ended June 30, 2008 and 2007 (Unaudited)                  4-5

                  Notes to Condensed Consolidated Financial Statements
                  (Unaudited)                                               6-20

          Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      21-27

          Item 4T. Controls and Procedures                                 27-28



PART II.  OTHER INFORMATION

          Item 1. Legal Proceedings                                         29

          Item 5. Other Information                                         29
          Item 6. Exhibits                                                  29

                   THOMAS PHARMACEUTICALS, LTD. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                     June 30,       December 31,
                                                                                       2008             2007
                                                                                   -----------      -----------
                                                                                   (unaudited)       (audited)

                                     ASSETS
CURRENT ASSETS

Cash and cash equivalents                                                          $    36,399      $     9,705
Prepaid expenses and other current assets                                                5,287            4,699
                                                                                   -----------      -----------
          Total current assets                                                          41,686           14,404
                                                                                   -----------      -----------

PROPERTY AND EQUIPMENT, net of accumulated depreciation
          of $117,992 and $117,428, respectively                                         2,816            3,380
                                                                                   -----------      -----------

TOTAL ASSETS                                                                       $    44,502      $    17,784
                                                                                   ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses                                              $   915,010      $   768,130
Notes payable, net of discounts of $120,400 and $0, respectively                        94,152             --
Dividends payable                                                                      129,589          102,164
Derivative liability on convertible debentures                                       1,284,996        1,132,379
Convertible debentures payable, net of discounts of $467,530
         and $519,048, respectively                                                    238,550          190,952
                                                                                   -----------      -----------
            Total current liabilities                                                2,662,297        2,193,625
                                                                                   -----------      -----------

LONG TERM DEBT

Notes payable, net of discounts of $122,833 and $133,833, respectively                  31,167           40,167
                                                                                   -----------      -----------

             Total liabilities                                                       2,693,464        2,233,792
                                                                                   -----------      -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Series A Convertible Preferred stock, no par value; authorized 500,000 shares;
    no shares issued and outstanding                                                      --               --
Series B Convertible Preferred stock, no par value; authorized 1,000 shares;
    550 shares issued and outstanding                                                  550,000          550,000
Common stock, Class A - no par value; authorized 10,000,000,000 shares;
   285,276,105 and 248,276,105 shares issued and outstanding, respectively              55,000            5,100
Common stock, Class B - no par value; authorized 50,000,000 shares;
   no shares issued or outstanding                                                        --               --
Accumulated deficit                                                                 (3,253,962)      (2,771,108)
                                                                                   -----------      -----------
            Total stockholders' deficit                                             (2,648,962)      (2,216,008)
                                                                                   -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                        $    44,502      $    17,784
                                                                                   ===========      ===========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                   THOMAS PHARMACEUTICALS, LTD. AND SUBSIDIARY

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                       For the six months                For the three months
                                                                         ended June 30,                      ended June 30,
                                                                     2008              2007              2008              2007
                                                                -------------     -------------     -------------     -------------
NET REVENUES, net of provision for product returns
    and credits of $0, $48,850, $0 and $14,685, respectively    $      27,375     $      26,707     $      27,090     $       8,505

COST OF SALES                                                            --              60,976              --              35,036
                                                                -------------     -------------     -------------     -------------

GROSS PROFIT (LOSS)                                                    27,375           (34,269)           27,090           (26,531)
                                                                -------------     -------------     -------------     -------------

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES
     Selling and marketing expenses                                      --             123,991              --              30,676
     General and administrative expenses                              287,432           242,136           198,977           124,307
     Depreciation and amortization                                        564            87,775               282            26,081
                                                                -------------     -------------     -------------     -------------
Total selling, general and administrative expenses                    287,996           453,902           199,259           181,064
                                                                -------------     -------------     -------------     -------------

LOSS FROM OPERATIONS                                                 (260,621)         (488,171)         (172,169)         (207,595)
                                                                -------------     -------------     -------------     -------------

OTHER EXPENSE

     Amortization of debt discount                                     66,670            60,387            35,411            31,258
     Loss on revaluation of derivatives                                28,065            46,860            31,764            41,131
     Interest expense                                                 100,073            45,708            29,192            23,889
                                                                -------------     -------------     -------------     -------------
Total other expense                                                   194,808           152,955            96,367            96,278
                                                                -------------     -------------     -------------     -------------

LOSS BEFORE PROVISION FOR
     INCOME TAXES                                                    (455,429)         (641,126)         (268,536)         (303,873)

PROVISION FOR INCOME TAXES                                               --                --                --                --
                                                                -------------     -------------     -------------     -------------
LOSS BEFORE PREFERRED DIVIDENDS                                      (455,429)         (641,126)         (268,536)         (303,873)

PREFERRED DIVIDENDS                                                    27,425            27,273            13,712            13,712
                                                                -------------     -------------     -------------     -------------

NET LOSS APPLICABLE TO COMMON SHARES                            $    (482,854)    $    (668,399)    $    (282,248)    $    (317,585)
                                                                =============     =============     =============     =============

NET LOSS PER COMMON SHARE
     Basic and diluted                                          $       (0.00)    $       (0.00)    $       (0.00)    $       (0.00)
                                                                =============     =============     =============     =============

WEIGHTED AVERAGE SHARES OUTSTANDING
     Basic and diluted                                            275,375,006       243,184,868       281,320,061       243,184,868
                                                                =============     =============     =============     =============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                   THOMAS PHARMACEUTICALS, LTD. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                        FOR THE SIX MONTHS ENDED JUNE 30,

                                                                                          2008           2007
                                                                                       ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) before preferred dividends                                               $(455,429)     $(641,126)
   Adjustments to reconcile net (loss) to net cash (used in) operating activities:
   Depreciation expense                                                                      564          6,322
   Amortization of intangibles                                                              --           81,453
   Amortization of debt discount                                                          66,670         60,387
   Loss on revaluation of derivatives                                                     28,065         46,860
   Provision for product returns and reserve for bad debt                                   --           90,881
   Provision for excess and obsolete inventory                                              --           26,117
    Beneficial interest on conversion of debt                                             45,980           --
   Issuance of debt for compensation expense                                              70,000           --
   Changes in certain assets and liabilities:
       (Increase) in accounts receivable                                                    --          (35,206)
        Decrease in inventory                                                               --            8,640
       (Increase) decrease in prepaid expenses and other assets                             (588)        18,789
        Increase in accounts payable and accrued liabilities                             194,182        169,329
                                                                                       ---------      ---------
   Total cash (used in) operating activities                                             (50,556)      (167,554)
                                                                                       ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of trademarks and other intangibles                                             --           (3,247)
                                                                                       ---------      ---------
   Total cash (used in) investing activities                                                --           (3,247)
                                                                                       ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Gross proceeds from debt financing                                                     77,250        185,000
   Repayment of debt financing                                                              --           (6,000)
                                                                                       ---------      ---------
   Total cash provided by financing activities                                            77,250        179,000
                                                                                       ---------      ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                 26,694          8,199

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                            9,705         11,747
                                                                                       ---------      ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                              $  36,399      $  19,946
                                                                                       =========      =========

CASH PAID DURING THE PERIOD FOR:
   Interest expense                                                                    $    --        $    --
                                                                                       =========      =========
   Income taxes                                                                        $    --        $    --
                                                                                       =========      =========













              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                   THOMAS PHARMACEUTICALS, LTD. AND SUBSIDIARY
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)(CONTINUED)

SUPPLEMENTAL CASH FLOW INFORMATION

For the six months ended June 30, 2008:
---------------------------------------

a) The Company issued 37,000,000 shares of Class A common stock to iVoice, Inc. as repayment of principal on an outstanding convertible debenture, valued at $49,900. The difference in the market value and the reduction in debt of $3,920 was charged to beneficial interest in the amount of $45,980.

b) The Company executed an employment agreement and a consulting agreement with Mr. Meller and Mr. Mahoney, respectively. The Company issued two promissory notes, in lieu of cash, in the amount of $70,000 for signing bonuses.

c) The Company received an initial investment of $75,000 for its newly formed subsidiary Small Cap Advisors, Inc. The investment was secured by a Convertible Promissory Note in the amount of $77,750. The difference of $2,250 was charged to interest expense in the statements of operations.

d)   The Company accrued $27,425 of preferred stock dividends.

e) The Company converted its outstanding accounts due to iVoice, Inc. for unpaid administrative services in the amount of $47,302 into a convertible promissory note

For the six months ended June 30, 2007:
---------------------------------------

a) The Company issued a 10% Promissory Note valued at $160,000 to Thomas Pharmaceutical Acquisition Corp. pursuant to the terms of the Extension Agreement with iVoice, Inc., Thomas Pharmaceutical Acquisition Corp. and Thomas Pharmaceuticals.

b) The Company issued a 10% Secured Convertible Debenture valued at $25,000 to iVoice, Inc.

c)   The Company accrued $27,273 of preferred stock dividends.

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                   THOMAS PHARMACEUTICALS, LTD. AND SUBSIDIARY
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2008 AND 2007

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

Currently the Company no longer produces any products. Earned sales are derived from finished goods inventory on hand and cash receipts from previously written off bad debts.

In June 2008, the Company formed a new, wholly owned subsidiary, Small Cap Advisors, Inc., to provide investor relation ("IR") services to small and medium sized public companies. Micro-cap public companies typically take a stock promotion approach to IR. This involves sending out un-targeted mass emails to potential investors, or getting profiled on investor relations websites. The Company believes this is no longer a viable approach to gaining new investors, and in fact, current IR strategies may actually be undermining marketing efforts and diminishing shareholder goodwill. The Company has developed a process which it calls "SEO-IR", which involves a search engine optimization approach to IR. SEO-IR is designed to build awareness, credibility, relevance, and a community of dedicated shareholders for the Company's clients. Furthermore, SEO-IR will facilitate the convergence of the client's corporate marketing strategy and IR strategy by aligning multiple distribution channels to reach a targeted, engaged audience.

The Company operates its businesses from the home office of iVoice in Matawan, NJ.

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Small Cap Advisors, Inc. ("Small Cap Advisors"). Prior to November 21, 2007, the financial statements of Thomas Pharmaceuticals had been derived from the consolidated financial statements and accounting records of iVoice using the historical results of operations and historical basis of assets and liabilities of iVoice's over the counter non-prescription healthcare products business and are prepared on the accrual basis of accounting in accordance with the accounting principles generally accepted in the United States of America. Management believes the assumptions underlying the financial statements are reasonable and include all costs directly applicable to the Company. These financial statements do not include any allocation of expenses and assets from the parent, iVoice. However, the financial statements included herein may not necessarily reflect the Company's results of operations, financial position and cash flows had the Company been a stand-alone company during the periods presented.

                   THOMAS PHARMACEUTICALS, LTD. AND SUBSIDIARY
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2008 AND 2007

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Small Cap Advisors, Inc. All significant inter-company transactions and balances have been eliminated in consolidation.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash or cash equivalents. As of June 30, 2008 and December 31, 2007, the Company has no cash equivalents.

The Company maintains cash and cash equivalents with a financial institution, which is insured by the Federal Deposit Insurance Corporation up to $100,000. The Company had no uninsured cash balances at June 30, 2008 or December 31, 2007.

ADVERTISING COSTS

Advertising costs are expensed as incurred and are included in selling and marketing expenses. For the six months ended June 30, 2008 and 2007, the Company incurred $0 and $12,895, respectively, in advertising costs.

INCOME TAXES

Prior to November 2007, the Company was a subsidiary of iVoice and as such, its results of operations were reported as part of the consolidated federal income tax returns of iVoice. Upon the spin-off from iVoice, Inc, the Company will no longer be included in the consolidated returns of iVoice, Inc and will be required to account for income taxes in accordance with Statements of

                   THOMAS PHARMACEUTICALS, LTD. AND SUBSIDIARY
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2008 AND 2007

Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income taxes and liabilities are computed annually for differences between the financial statement and the tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

DERIVATIVE LIABILITIES

During April 2003, the Financial Accounting Standards Board issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. The financial statements for the six months ended June 30, 2008 and 2007, include the recognition of the derivative liability on the underlying securities issuable upon conversion of the iVoice Secured Convertible Debentures, iVoice Secured Promissory Notes and Thomas Pharmaceuticals Acquisition Corp. ("Thomas Acquisition") Promissory Notes.

LOSS PER SHARE OF COMMON STOCK

Historical net loss per common share is computed using the weighted average number of common shares outstanding. Common stock equivalents were not included in the computation of diluted earnings per share when the Company reported a loss because to do so would be antidilutive for periods presented.

The following is a reconciliation of the computation for basic and diluted EPS:

                                                   Six months ended June 30,
                                                      2008            2007
                                                  ------------   ------------

Net (loss) applicable to common shares            $  (482,854)   $   (668,399)
                                                  ============   ============

Weighted-average common shares
Outstanding                                        275,375,006    243,184,868
                                                  ============   ============

Net (loss) per share (basic and diluted)          $      (0.00)  $      (0.00)
                                                  ============   ============


The Company has shares issuable upon conversion of the iVoice Convertible Debentures, the iVoice Promissory Notes, the Thomas Acquisition Convertible Debenture and the Series B

                   THOMAS PHARMACEUTICALS, LTD. AND SUBSIDIARY
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2008 AND 2007

Convertible Preferred Stock. At June 30, 2008, the Company had common stock equivalents of 9,878,950,000. At June 30, 2007, the common stock equivalents are indeterminable because there was no public market for the shares at that time.

RECLASSIFICATIONS

Certain reclassifications have been made to the June 30, 2007 financial statements to conform to the June 30, 2008 presentation. There has been no effect on net loss for the six months and three months ended June 30, 2007.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements -- an amendment of ARB No. 51 ("SFAS 160"). SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements within equity, but separate from the parent's equity. It also requires once a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 will be effective for the Company beginning January 1, 2009. Management anticipates that the adoption of SFAS 160 will not have a material impact on the Company's financial statements.

In March 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133" ("SFAS 161"), which modifies and expands the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation and requires quantitative disclosures about fair value amounts and gains and losses on derivative instruments. It also requires disclosures about credit-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of SFAS 161 is not expected to have a material impact on our consolidated financial condition or results of operations.

In May 2008, the Financial Accounting Standards Board (the "FASB") issued FAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("FAS 162"). This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in accordance with GAAP. With the issuance of this statement, the FASB concluded that the GAAP hierarchy should be directed toward the entity and not its auditor, and reside in the accounting literature established by the FASB as opposed to the American Institute of Certified Public

                   THOMAS PHARMACEUTICALS, LTD. AND SUBSIDIARY
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2008 AND 2007

Accountants (AICPA) Statement on Auditing Standards No. 69, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." This statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." The adoption of FAS 162 is not expected to have a material impact on the Company's results from operations or financial position.

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2008.

Assets                       Level I      Level II     Level III        Total
                           ----------    ----------    ----------    ----------

Total Assets               $     --      $     --      $     --      $     --
                           ==========    ==========    ==========    ==========

Notes payable              $     --      $   94,152    $     --      $   94,152
Derivative liabilities           --       1,284,996          --       1,284,996
Convertible debentures           --         238,550          --         238,550
                           ----------    ----------    ----------    ----------
Total Liabilities          $     --      $1,617,698    $     --      $1,617,698
                           ==========    ==========    ==========    ==========


NOTE 4 - CONVERTIBLE DEBENTURES

On January 6, 2006 the Company issued to iVoice a $360,000 secured convertible debenture due on January 1, 2013 bearing interest of 10%, compounded quarterly. During the six months ended June 30, 2008, the Company issued 37,000,000 shares of Class A common stock as repayment of principal of $3,920. As of June 30, 2008 the remaining principal balance of the convertible debenture was $356,080 plus $99,878 of accrued interest.

On January 6, 2006 the Company issued to iVoice a $100,000 administrative service convertible debenture due on January 1, 2013 bearing interest of 10%, compounded quarterly. This debenture is

                   THOMAS PHARMACEUTICALS, LTD. AND SUBSIDIARY
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2008 AND 2007

issued in lieu of payments on the Administrative Services Agreement of the same date. As of June 30, 2008 the remaining principal balance of the convertible debenture was $100,000 plus $27,778 of accrued interest.

On April 27, 2006 the Company issued to iVoice a $225,000 secured convertible debenture due on January 1, 2013 bearing interest of 10%, compounded quarterly. As of June 30, 2008 the remaining principal balance of the convertible debenture was $225,000 plus $54,008 of accrued interest.

On February 7, 2007, the Company issued to iVoice a $25,000 secured convertible debenture due on February 6, 2014 bearing interest of 10%, compounded quarterly. As of June 30, 2008 the remaining principal balance of the convertible debenture was $25,000 plus $3,678 of accrued interest.

The Company can redeem a portion or all amounts outstanding under the iVoice Convertible Debentures at any time upon thirty (30) business days advanced written notice. The redemption price shall be equal to one hundred twenty-five percent (125%) multiplied by the portion of the principal sum being redeemed, plus any accrued and unpaid interest.

iVoice may, at its discretion, convert the outstanding principal and accrued interest, in whole or in part, into a number of shares of Thomas Pharmaceuticals Class A Common Stock at the price per share equal to eighty percent (80%) of the lowest closing bid price of the Common Stock for the five (5) trading days immediately preceding the conversion date. The Company determined that the beneficial conversion feature of the iVoice Debentures met the criteria of EITF No. 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", and therefore the conversion feature was accounted for as a derivative. The fair value of the derivative was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate (5.47%); expected dividend yield (0%); expected life (7 years); and volatility (169.22%, 194.86% and 154.79%). The aggregate fair value of the beneficial conversion feature was greater that the proceeds of the debentures and as such, an aggregate cumulative amount of $163,437 has been charged to loss on revaluation of derivatives, and the balance has been recorded as a discount on debt conversion.

The aggregate principal value of the iVoice debentures at June 30, 2008 is $706,080. This amount is shown net of the unamortized portion of the discount on conversion of $467,530. This discount is being amortized over the life of the debenture and is being recorded as a charge to amortization of discount on beneficial conversion on the statement of operations.

NOTE 5 - NOTES PAYABLE

CURRENT PORTION

As part of the merger with Thomas NY, the Company assumed a $20,000 promissory note due to Jana M. Wesley which bears interest at the rate of 5% per annum, compounded annually. The promissory note matures on January 19, 2009 with a lump sum payment due of any remaining principal and interest. As of June 30, 2008, the unpaid balance on the promissory note is $20,000 plus accrued interest of $3,370.

                   THOMAS PHARMACEUTICALS, LTD. AND SUBSIDIARY
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2008 AND 2007

On June 10, 2008, the Company received $77,250 from iVoice, Inc. for an initial investment in Small Cap Advisors. The Company secured the receipt with a convertible promissory note, at an interest of prime plus 1 (6% at June 30, 2008) percent per annum. Additional amounts may be added to this note based on any unpaid administrative service fees and will accrue interest at the above specified rate from date of advance until paid. The principal and interest shall be due and payable as follows: (a) interest shall accrue monthly on the unpaid balance and shall be paid annually, and (b) principal shall be payable on demand. As of June 30, 2008, the balance due on the note is $77,250, plus accrued interest of $216.

On June 11, 2008, the Company converted its outstanding accounts due to iVoice, Inc. for unpaid administrative services in the amount of $47,302 into a convertible promissory note at the rate of prime plus 1 (6% at June 30, 2008) percent per annum. Additional amounts may be added to this note based on any unpaid administrative service fees and will accrue interest at the above specified rate from date of advance until paid. The principal and interest shall be due and payable as follows: (a) interest shall accrue monthly on the unpaid balance and shall be paid annually, and (b) principal shall be payable on demand. At June 30, 2008, the principal balance of the note is $47,302.

The Company determined that the beneficial conversion feature of the iVoice convertible promissory notes met the criteria of EITF No. 98-5 and therefore the conversion feature was accounted for as a derivative. The fair value of the derivative was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 5.47%; expected dividend yield: 0%: expected life: 5 years; and volatility: 267.55%. The aggregate fair value of the beneficial conversion feature was greater that the proceeds of the promissory note and as such, an aggregate of $79,036 was charged to loss on revaluation of derivatives and the balance was recorded as a discount on debt conversion at the time of issuance.

On April 16, 2008 and May 7, 2008, the Company executed a consulting agreement with Jerome Mahoney and an employment agreement with Mark Meller, respectively. As part of their individual compensation agreements, the Company issued two five
(5) year promissory notes in the amount of $35,000, each, for signing bonuses. The notes carry interest charges of 3% per annum and are convertible into Class B common stock on a dollar for dollar basis plus accrued interest.

The aggregate principal balances of the promissory notes at June 30, 2008 is $214,552. This amount is shown net of the unamortized portion of the discount on conversion of the iVoice promissory notes of $120,400. This discount is being amortized over the life of the iVoice promissory notes and is being recorded as a charge to amortization of discount on beneficial conversion on the statement of operations.

                   THOMAS PHARMACEUTICALS, LTD. AND SUBSIDIARY
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2008 AND 2007

LONG TERM PORTION

On January 26, 2007, Thomas Acquisition issued to an investor a debenture in the principal amount of $103,200 convertible into Class A Common Stock of Thomas Pharmaceuticals and a debenture in the principal amount of $96,800 convertible into Series B Convertible Preferred Stock of the Company. The $103,200 convertible debentures provide that, at the holder's option, principal and interest due on the debentures can be converted into the number of shares of the Company's Class A Common Stock determined by dividing the amount of the debenture being converted by a 20% discount to the lowest closing bid price of the Company's Class A Common Stock for the five trading days before the conversion date. The $96,800 convertible debentures provide that, at the holder's option, principal and interest due on the debentures can be converted into the Company's Series B Convertible Preferred Stock having a stated value of $1,000 per share. The $103,200 convertible debenture was secured with the assets of the Company, subordinate to the security interest previously granted to iVoice. The net proceeds of $160,000 from the convertible debentures were loaned to the Company in the form of a Promissory Note. The Promissory Note bears interest at the rate of ten percent per annum and the term shall be seven (7) years and shall be due and payable on January 8, 2014. On February 12, 2007, the Company repaid $6,000 that was applied to the principal balance of the promissory note. As of June 30, 2008, the unpaid balance on the promissory note is $154,000 plus accrued interest of $22,316.

The Company determined that the beneficial conversion feature of the Thomas Acquisition Debentures met the criteria of EITF No. 98-5 and therefore the conversion feature was accounted for as a derivative. The fair value of the derivative was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 5.47%; expected dividend yield: 0%: expected life: 7 years; and volatility: 154.79%. The aggregate fair value of the beneficial conversion feature was greater that the proceeds of the promissory note and as such, an aggregate of $88,546 was charged to loss on revaluation of derivatives and the balance was recorded as a discount on debt conversion at the time of issuance.

The principal amount of the promissory note at June 30, 2008 is $154,000. This amount is shown net of the unamortized portion of the discount on conversion of the Thomas Acquisition debentures of $122,833. This discount is being amortized over the life of the Thomas Acquisition debenture and is being recorded as a charge to amortization of discount on beneficial conversion on the statement of operations.

NOTE 6 - DERIVATIVE LIABILITY

In accordance with SFAS 133, " Accounting for Derivative Instruments and Hedging Activities" and EITF 00-19, " Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the beneficial conversion feature associated with the iVoice Convertible Debentures, iVoice Promissory Notes and Thomas Acquisition Convertible Debentures represents embedded derivatives in that the conversion price is variable, the numbers of shares to be issued are indeterminable and the control of whether shares are issued does not reside with the Company. As such; a) the Company has recognized embedded derivatives on the iVoice debentures in the amount of $873,437 as a derivative liability in the accompanying balance sheet and as of June 30, 2008 they had an estimated fair value of $880,162; b) the Company had

                   THOMAS PHARMACEUTICALS, LTD. AND SUBSIDIARY
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2008 AND 2007

recognized embedded derivatives on the iVoice promissory notes in the amount of $203,588 as a derivative liability in the accompanying balance sheet and as of June 30, 2008 they had an estimated fair value of $155,059; and c) the Company has recognized embedded derivatives on the Thomas Acquisition debentures in the amount of $242,546 as a derivative liability in the accompanying balance sheet and as of June 30, 2008 it was measured at its estimated fair value of $249,775. The estimated fair value of the embedded derivatives have been calculated based on a Black-Scholes pricing model using the following assumptions:

                                                      June 30, 2008
                                                      -------------

            Fair market value of stock                  $0.00020
            Exercise price                              $0.00016
            Dividend yield                                0.00%
            Risk free interest rate                       5.47%
            Expected volatility *                       274.62%
            Expected life                           4.5 to 5.58 years

* It was determined that the historical stock prices of iVoice provided the closest comparable for determining the expected volatility of the Thomas common stock.

Changes in the fair value of the embedded derivatives are calculated at each reporting period and recorded in (gain) loss on revaluation of derivatives in the condensed statements of operations. For the six months ended June 30, 2008, there was a change in the fair value of the embedded derivatives, which resulted in a gain of $50,971. This gain was offset by the immediate recognition of loss on revaluation of derivatives issued during the same period in the amount of $79,036, resulting in a net loss of $28,065. For the six months ending June 30, 2007, there was a change in the fair value of the embedded derivatives, which resulted in a gain of $47,004. This gain was offset by the immediate recognition of loss on revaluation of derivatives issued during the same period in the amount of $93,864, resulting in a net loss of $46,860.

In accordance with SFAS 133, SFAS 150, "Accounting for Certain Financials Instruments With Characteristics of Both Liabilities and Equity" and EITF 00-19, the fair market value of the derivatives are recorded as a debt discount. The debt discount on the iVoice debentures, iVoice notes and Thomas Acquisition debentures of $710,000, $124,552 and $154,000, respectively, is being amortized over the life of the convertible debentures. Amortization expense on the debt discount for the six months ended June 30, 2008 and 2007 was $66,670 and $60,387, respectively.

NOTE 7 - RELATED PARTY TRANSACTIONS

In addition to the financing provided, iVoice provides administrative services and other miscellaneous support to the Company from time to time. For the six months ended June 30, 2008 and 2007, the Company has recorded $28,000 and $38,044 of these charges in the financial accounts of the Company. On June 11, 2008, the unpaid balance of the current accounts due was transferred to a secured promissory note payable to iVoice. These amounts will remain unpaid until the Board of Directors determines that the Company has sufficient liquidity to make such payments.

                   THOMAS PHARMACEUTICALS, LTD. AND SUBSIDIARY
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2008 AND 2007

NOTE 8 - COMMITMENTS AND CONTINGENCIES

On January 2, 2006 the Company entered into an Employment Agreement with John E. Lucas to serve as its Chief Executive Officer through December 31, 2008 at an annual salary of $60,000 with annual cost of living increases. On June 11, 2007, this agreement was amended to add the additional title of President and allow the Company to issue Class A Common Stock in lieu of cash payments for any compensation due and owing to Mr. Lucas. On April 29, 2008, Mr. Lucas resigned his positions with the Company and the board accepted his resignation. At the time of Mr. Lucas' resignation, the Company had accumulated unpaid compensation of $73,558 which is due and owing in cash or Class A Common Stock, as determined by the Board of Directors.

On March 1, 2007 the Company entered into a five-year employment agreement with Jerome Mahoney, which became effective at the time of the distribution, to serve as its Non-Executive Chairman of the Board for a term of five years. As consideration, the Company will pay Mr. Mahoney the sum of $85,000 the first year with an annual increase based on the Consumer Price Index every year thereafter. The compensation payable to Mr. Mahoney under the agreement may be paid in the form of cash, debt or shares of Class B Common Stock. On April 16, 2008, Mr. Mahoney resigned his positions with the Company and the board accepted his resignation. At the time of Mr. Mahoney's resignation, the Company had accumulated unpaid compensation of $48,997 which is due and owing in cash or Class A Common Stock, as determined by the Board of Directors.

On March 1, 2007, the Company entered into an administrative services agreement with iVoice which became effective at the time of the distribution and replaced the administrative services agreement entered into on January 6, 2006. Under this agreement, iVoice provides the Company with physical premises, contract review, sales issuance, invoicing and collection services, financial accounting and reporting, claims administration and reporting, and other areas where the Company needs transitional assistance and support. Under the administrative services agreement, iVoice provides the Company substantially the same level of service and use substantially the same degree of care as iVoice's personnel provided and used in providing such services prior to the execution of the agreement. For these services, the Company will pay iVoice a fee of $4,000 per month. On June 11, 2008, the administrative services agreement was amended to provide that any fees that are earned and remain unpaid shall be converted into a secured convertible promissory note which shall accrue interest at prime plus 1% (6% at June 30, 2008) per annum. As of June 30, 2008, the unpaid fees in the amount of $47,302 were converted to the promissory note and remain unpaid.

On June 10, 2008, the Company entered into an administrative services agreement with iVoice on behalf of its wholly owned subsidiary, Small Cap Advisors. Under this agreement, iVoice provides the Company with physical premises, contract review, sales issuance, invoicing and collection services, financial accounting and reporting, claims administration and reporting, and other areas where the Company needs transitional assistance and support. For these services, Small Cap Advisors will pay iVoice a fee of $4,000 per month. In addition, fees that are earned and remain unpaid at the end of a month shall be added to iVoice secured convertible promissory note which shall accrue interest at prime plus 1% (6% at June 30, 2008) per annum. As of June 30, 2008, there were no unpaid fees added to the promissory note.

                   THOMAS PHARMACEUTICALS, LTD. AND SUBSIDIARY
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2008 AND 2007

On May 15, 2008, the Company entered into a consulting agreement with Jerome Mahoney to provide consulting services on strategic plans, policies and procedures, acquisitions, personnel matters and other assignments as directed by the Chief Executive Officer. As consideration, the Company will pay Mr. Mahoney the sum of $80,000 the first year with an annual increase of 10% every year thereafter. This compensation may be paid in Class B Common Stock, in lieu of cash, at the option of Board of Directors. In addition, the Company issued a five (5) year promissory note in the amount of $35,000 for a signing bonus. The promissory note carries an interest charge of 3% per annum and is convertible into Class B common stock on a dollar for dollar basis plus accrued interest. As of June 30, 2008, unpaid compensation in the amount of $16,667 is due and owing.

On May 22, 2008, the Company entered into an Employment Agreement with Mark Meller to serve as its Chief Executive Officer and Director through May 7, 2013 at an annual salary of $80,000 with an annual increase of 10% every year thereafter. This compensation may be paid in Class B Common Stock, in lieu of cash, at the option of Board of Directors. In addition, the Company issued a five (5) year promissory note in the amount of $35,000 for a signing bonus. The promissory note carries an interest charge of 3% per annum and is convertible into Class B common stock on a dollar for dollar basis plus accrued interest. As of June 30, 2008, unpaid compensation in the amount of $14,622 is due and owing.

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

                   THOMAS PHARMACEUTICALS, LTD. AND SUBSIDIARY
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2008 AND 2007

      exchanged for 5,091,237 shares of Class A Common Stock pursuant to the provisions of the spin-off agreement.

      As of June 30, 2008, there are no shares issued and outstanding.

      Series B Convertible Preferred Stock
      ------------------------------------

      Series B Convertible Preferred Stock consists of 1,000 shares with no par value. The initial value of each share is $1,000 and is subject to adjustment for stock dividends, combinations, splits, recapitalizations and the like. The holders of these shares are entitled to receive dividends at a rate of 10% per annum based on the initial value of the shares outstanding. Upon liquidation, the holders of these shares will receive up to 125% of the initial value of the shares plus accumulated and unpaid dividends, but following the distribution to any senior debt or senior equities. On June 12, 2008, the Certificate of Incorporation was amended such that the holders of these shares may convert their shares into Class A Common Stock at the price per share equal to eighty percent (80%) of the lowest closing bid price of the Common Stock for the thirty
      (30) trading days immediately preceding the conversion date and to limit the Series B Preferred stockholders to hold no more than 9.99% of the total Class A Common Stock at that time of conversion. The holders of these shares shall have one vote for each share of Class A Common Stock into which each share of Series B Preferred Shares could be converted, assuming a conversion price of eighty percent (80%) of the lowest closing bid price of the Common Stock for the thirty (30) trading days immediately preceding the record date and to limit the voting rights of the Series B Preferred stockholders to no more than 9.99% of the total voting rights of the aggregate of the Series B Preferred Stock, Class A Common Stock and Class B Common Stock shareholders. The Corporation must also get a majority approval from the holders of the Series B Preferred Stock to make any changes to the structure of the Company or to authorize or issue any equity or debt security that has a preference or priority over the Series B Preferred Stock as to liquidation preferences, dividend rights, voting rights, or otherwise.

      On January 6, 2006, the Company issued 550 shares of Series B Convertible Preferred Stock valued at $550,000 to iVoice, Inc., a related party, pursuant to the terms of the Agreement and Plan of Merger, with Thomas NY.

      As of June 30, 2008, there are 550 shares issued and outstanding.

b) Class A Common Stock
   --------------------

Class A Common Stock consists of 10,000,000,000 shares with no par value. As of June 30, 2008, there are 285,276,105 shares issued and outstanding. As of June 30, 2007, there were 100 shares issued and outstanding prior to the spin-off and 243,184,868 shares issued and outstanding following the retroactive application of the 2,431,849 for 1 retroactive stock split.

                   THOMAS PHARMACEUTICALS, LTD. AND SUBSIDIARY
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2008 AND 2007

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

For the six months ended June 30, 2008, the Company had the following transactions in its Class A common stock:

The Company issued 37,000,000 shares of Class A common stock to iVoice, Inc. as repayment of principal on an outstanding convertible debenture, valued at $49,900. The difference in the market value and the reduction in debt of $3,920 was charged to beneficial interest in the amount of $45,980.

c) Class B Common Stock
   --------------------

Class B Common Stock consists of 50,000,000 shares with no par value. As of June 30, 2008 there are no shares issued and outstanding.

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

                   THOMAS PHARMACEUTICALS, LTD. AND SUBSIDIARY
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2008 AND 2007

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

NOTE 10 - INCOME TAXES

Deferred income taxes will be determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company's assets and liabilities. Deferred income taxes will be measured based on the tax rates expected to be in effect when the temporary differences are included in the Company's tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. At June 30, 2008 and December 31, 2007 deferred tax assets consist of the following:

                                             June 30, 2008     December 31, 2007

     Deferred tax assets                      $  250,000          $  110,000
     Less: Valuation allowance                  (250,000)           (110,000)
                                              ----------          ----------
          Net deferred tax assets             $        0          $        0
                                              ==========          ==========

At June 30, 2008 and December 31, 2007, the Company had a federal net operating loss carry forwards in the approximate amount of $625,000 and $275,000, respectively, available to offset future taxable income. The Company established a valuation allowance equal to the full amount of the deferred tax asset due to the uncertainty of the utilization of the operating loss in future periods. Prior to the spin-off from iVoice, Inc, the Company was a subsidiary of iVoice and as such, did not have its' own federal tax liability or federal net operating loss carry forward.

                   THOMAS PHARMACEUTICALS, LTD. AND SUBSIDIARY
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2008 AND 2007

NOTE 11 - GOING CONCERN

The Company has sustained net operating losses, has a deficit working capital and has negative cash flows from operations for the year ended December 31, 2007 and for the six months ended June 30, 2008. There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations. This raises substantial doubt about the Company's ability to continue as a going concern.

The Company's future success is dependent upon its ability to achieve profitable operations and generate cash from operating activities, and from additional financing. There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations.

The financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

NOTE 12 - SUBSEQUENT EVENTS

On August 11, 2008, the Company issued 28,200,000 Class A Common Stock shares to iVoice, Inc. valued at $2,820 as repayment of principal through the partial conversion of an outstanding convertible debenture.

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

Currently the Company no longer produces any products. Earned sales are derived from finished goods inventory on hand and cash receipts from previously written off bad debts.

In June 2008, the Company formed a new, wholly owned subsidiary, Small Cap Advisors, Inc., to provide investor relation ("IR") services to small and medium sized public companies. Micro-cap public companies typically take a stock promotion approach to IR. This involves sending out un-targeted mass emails to potential investors, or getting profiled on investor relations websites. The Company believes this is no longer a viable approach to gaining new investors, and in fact, current IR strategies may actually be undermining marketing efforts and diminishing shareholder goodwill. The Company has developed a process which it calls "SEO-IR", which involves a search engine optimization approach to IR. SEO-IR is designed to build awareness, credibility, relevance, and a community of dedicated shareholders for the Company's clients. Furthermore SEO-IR will facilitate the convergence of the client's corporate marketing strategy and IR strategy by aligning multiple distribution channels to reach a targeted, engaged audience Thomas Pharmaceuticals and Small Cap Advisors operate their businesses from the executive offices in Matawan, New Jersey.

The Company began selling its first product, Acid+All(R), a calcium-enriched, sugar free, anti-gas antacid tablet, in January 2006 through retailers who have subsequentlY decided to no longer carry the Acid+All(R) product since the Company did not have the financial resources for necessary sales and marketing activities. The Company needs tO raise significant financing in order to fund its ongoing operations. There can be no assurance as to the receipt or timing of financing. We anticipate that our operations will require at least $250,000 per quarter.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO SIX MONTHS ENDED JUNE 30, 2007.

Total revenues for the six months ended June 30, 2008 and 2007 were $27,375 and $26,707, respectively. Revenues in the six months ended June 30, 2008 were from finished goods inventory on-hand and from collection of receivables that were previously fully reserved. Sales for the six months ended June 30, 2007 were $75,557, net of a provision for product returns and allowance of $48,850.

Gross profit (loss) for the six months ended June 30, 2008 and 2007 was $27,375 and $(34,269), respectively. The gross profit in the six months ended June 30, 2008 was the result of the sales of finished goods that had previously been written down to $0 and there were no costs on collections. For the six months ended June 30, 2007, our standard product gross profit of 50% was substantially eroded by the effect of the provision for product returns and a provision for obsolete inventory of $26,117.

Operating expenses for the six months ended June 30, 2008 and 2007 were $287,996 and $453,902, respectively. The costs in 2008 represent the costs of running a public company, accrued executive compensation of $93,500, accrued administrative service fees of $24,000 and accrued professional fees for accounting, legal and business consulting services of $104,200. In addition, the Company incurred $48,000 of expenses related to Small Cap Advisors during its first month of operation. The costs in 2007 include $93,315 for a sampling event in San Francisco on Valentine's Day, $42,031 provision for bad debts, amortization and impairment of intangible assets of $81,453, executive compensation of $30,990, accrued professional fees for accounting and legal of $89,091, accrued administrative service fees of $25,000, contract selling of $36,600 and costs of staffing and running our field sales office in New York City of $55,422, which was closed on March 31, 2007.

Total other expense for the six months ended June 30, 2008 was an expense of $194,808. This total was primarily comprised of $66,670 amortization of the discount on debt, $28,065 loss on revaluation of the derivatives, $45,980 of beneficial interest on debt conversion and $54,093 of accrued interest expense on the debentures and promissory notes. Total other expense for the six months ended June 30, 2007 was an expense of $152,955. This total was primarily comprised of $60,387 amortization of the discount on debt, $46,860 loss on revaluation of the derivatives and $45,708 of accrued interest expense on the on the debentures and promissory notes. The increase in amortization of the discount on debt and the increase in interest expense were related to the increases in convertible debt as compared to the prior year.

Loss before preferred dividends for the six months ended June 30, 2008 and 2007 were $455,429 and $641,126, respectively. The decrease in loss before preferred dividends of $185,697 was primarily the results of the Company curtailing any spending for selling, marketing and advertising until further funding becomes available.

Preferred dividends for the six months ended June 30, 2008 and 2007 were $27,425 and $27,273, respectively. These dividends are accrued pursuant to the provisions of the Series B Convertible Preferred Stock and remain unpaid.

THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THREE MONTHS ENDED JUNE 30, 2007.

Total revenues for the three months ended June 30, 2008 and 2007 were $27,090 and $8,505, respectively. Revenues in the three months ended June 30, 2008 were from finished goods inventory on-hand and from collection of receivables that were previously fully reserved. Sales for the three months ended June 30, 2007 were $23,190, net of a provision for product returns and allowance of $14,685.

Gross profit (loss) for the three months ended June 30, 2008 and 2007 was $27,090 and $(26,531), respectively. The gross profit in the three months ended June 30, 2008 was the result of the sales of finished goods that had previously been written down to $0 and there were no costs on collections. For the three months ended June 30, 2007, our standard product gross profit of 50% was substantially eroded by the effect of the provision for product returns and a reserve for obsolete inventory of $26,117.

Operating expenses for the three months ended June 30, 2008 and 2007 were $199,259 and $181,064, respectively. The costs in 2008 represent the costs of running a public company, accrued executive compensation of $56,135, accrued administrative service fees of $12,000 and accrued professional fees for accounting, legal and business consulting services of $70,167. In addition, the Company incurred $48,000 of expenses related to Small Cap Advisors during its first month of operation. The costs in 2007 include the costs of running a public company of $32,830, accrued executive compensation of $15,990, accrued administrative service fees $12,500, accrued professional fees for accounting and legal of $70,821, co-op advertising fees of $10,319, contract selling of $18,000 and amortization and impairment of intangible assets of $20,604.

Total other expense for the three months ended June 30, 2008 was an expense of $96,367. This total was primarily comprised of $35,411 amortization of the discount on debt, $31,764 loss on revaluation of the derivatives, $480 of beneficial interest on debt conversion and $28,712 of accrued interest expense on the debentures and promissory notes. Total other expense for the three months ended June 30, 2007 was an expense of $96,278. This total was primarily comprised of $31,258 amortization of the discount on debt, $41,131 loss on revaluation of the derivatives and $23,889 of accrued interest expense on the on the debentures and promissory notes. The increase in amortization of the discount on debt and the increase in interest expense were related to the increases in convertible debt as compared to the prior year.

Net loss before preferred dividends for the three months ended June 30, 2008 and 2007 were $268,536 and $303,873, respectively. The decrease in net loss before preferred dividends of $35,337 was primarily the results of the Company curtailing any spending for selling, marketing and advertising until further funding becomes available.

Preferred dividends for the three months ended June 30, 2008 and 2007 were $13,712 and $13,712, respectively. These dividends are accrued pursuant to the provisions of the Series B Convertible Preferred Stock and remain unpaid.

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

iVoice has the right to convert $710,000 in principal (plus accrued and unpaid interest) of convertible debentures into an indeterminate number of shares of Thomas Pharmaceuticals Class A Common Stock. The debentures are convertible at the option of iVoice any time up to maturity at a conversion price equal to 80% of the lowest closing bid price of the common stock for the 5 trading days immediately preceding the conversion date. In the event the debentures are redeemed, Thomas Pharmaceuticals will pay $125,000 plus interest for each $100,000 redeemed. There is no limitation on the number of shares of Class A Common Stock that we may be required to issue to iVoice upon the conversion of this indebtedness.

iVoice also has the right to convert each share of Series B Convertible Preferred Stock into the number of shares of Thomas Pharmaceuticals' Class A Common Stock determined by dividing the number of shares of Series B Convertible Preferred Stock being converted by 80% of the lowest closing bid price of the common stock for the 30 trading days immediately preceding the conversion date. There is no limit upon the number of shares of Class A Common Stock that we may be required to issue upon conversion of any of these shares, except that the holders of the Series B Convertible Preferred Stock cannot hold more than 9.99% of the total Class A Common stock at the time of the conversion.

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

On January 26, 2007, Thomas Acquisition issued to BioBridge LLC a debenture in the principal amount of $103,200 convertible into Class A Common Stock of Thomas Pharmaceuticals and a debenture in the principal amount of $96,800 convertible into Series B Convertible Preferred Stock of Thomas Pharmaceuticals. The $103,200 convertible debentures provide that, at the holder's option, principal and interest due on the debentures can be converted into the number of shares of Thomas Pharmaceuticals Class A Common Stock determined by dividing the amount of the debenture being converted by a 20% discount to the lowest closing bid price of the Thomas Pharmaceuticals Class A Common Stock for the five trading days before the conversion date. The $96,800 convertible debentures provide that, at the holder's option, principal and interest due on the debentures can be converted into the Thomas Pharmaceuticals Series B Convertible Preferred Stock having a stated value of $1,000 per share. The Thomas Pharmaceuticals Series B Convertible Preferred Stock is convertible at the holder's option into the number of shares of Thomas Pharmaceuticals Class A Common Stock determined by dividing the stated value of the shares of Thomas Pharmaceuticals Series B Convertible Preferred Stock being converted by a 20% discount to the lowest closing bid price of the Thomas Pharmaceuticals Class A Common Stock for the five trading days before the conversion date. There is no limit upon the number of shares that Thomas Pharmaceuticals may be required to issue upon conversion of any of these obligations. The $103,200 convertible debenture was secured by substantially all of the assets of Thomas Pharmaceuticals (including goods, inventory, contract rights, accounts receivable, products and proceeds), subordinate to the security interest previously granted to iVoice. The net proceeds of $160,000 from the convertible debentures were loaned by Thomas Acquisition to Thomas Pharmaceuticals and Thomas Pharmaceuticals executed a Promissory Note for such funds. The Promissory Note bears interest at the rate of ten (10%) percent per annum and has a term of seven years. In exchange for and in consideration of BioBridge LLC purchasing the secured convertible debenture and thereby permitting Thomas Acquisition to loan the net proceeds to Thomas Pharmaceuticals for operations, Thomas Pharmaceuticals agreed to have the convertible debenture secured with assets of Thomas Pharmaceuticals and convertible into shares of Thomas Pharmaceuticals.

On April 16, 2008 and May 7, 2008, the Company executed a consulting agreement with Jerome Mahoney and an employment agreement with Mark Meller, respectively. As part of their individual compensation agreements, the Company issued two five
(5) year promissory notes in the amount of $35,000, each, for signing bonuses. The notes carry an interest charge of 3% per annum and are convertible into Class B common stock on a dollar for dollar basis plus accrued interest.

On June 10, 2008, the Company received $77,250 from iVoice, Inc. for an initial investment in Small Cap Advisors. The Company secured the receipt with a convertible promissory note, at an interest of prime plus 1 percent per annum. Additional amounts may be added to this note based on any unpaid administrative service fees and will accrue interest at the above specified rate from date of advance until paid.

On June 11, 2008, the Company converted its outstanding accounts due to iVoice, Inc. for unpaid administrative services in the amount of $47,302 into a convertible promissory note at the rate of prime plus 1 percent per annum. Additional amounts may be added to this note based on any unpaid administrative service fees and will accrue interest at the above specified rate from date of advance until paid.

To date, the Company has incurred substantial losses, and will require financing for working capital to meet its operating obligations. We anticipate that we will require financing on an ongoing basis for the foreseeable future to fund our working capital needs.

DURING THE SIX MONTHS ENDED JUNE 30, 2008, THE COMPANY HAD A NET INCREASE IN CASH OF $26,694. THE COMPANY'S PRINCIPAL SOURCES AND USES OF FUNDS WERE AS
FOLLOWS:

CASH USED BY OPERATING ACTIVITIES. The Company used $50,556 in cash for operating activities in the six months ended June 30, 2008. The use of funds is primarily the result of the cash losses from operations sustained by the Company offset by increases in accounts payable and accrued expenses.

CASH USED BY INVESTING ACTIVITIES. The Company used no cash in the six months ended June 30, 2008 for investing activities

CASH PROVIDED BY FINANCING ACTIVITIES. The Company provided $77,250 in cash from financing activities in the six months ended June 30, 2008. The Company received gross proceeds of $77,250 from iVoice, Inc to fund the initial investment in Small Cap Advisor.

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

ITEM 4T - CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2008 based on the criteria set forth in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control Over Financial Reporting - Guidance for Small Public Companies, our management concluded that our internal control over financial reporting was not effective as of June 30, 2008.

This Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Quarterly Report. Our registered public accounting firm will be required to attest to our management's assessment of internal control over financial reporting beginning with our Annual Report for the year ended December 31, 2009.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Management of the Company has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company's disclosure controls and procedures as of the end of the period covered by this Report on Form 10-Q were not effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that the information required to be disclosed in the reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure due to the following deficiencies:

a) A deficiency in the Company's disclosure controls and procedures existed as of June 30, 2008. The deficiency was identified as the Company's limited segregation of duties amongst the Company's employees with respect to the Company's control activities. This deficiency is the result of the Company's limited number of employees. This deficiency may affect management's ability to determine if errors or inappropriate actions have taken place. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible changes in our disclosure controls and procedures.

b) A deficiency in the Company's disclosure controls and procedures existed as of June 30, 2008. The deficiency was identified in respect to the Company's Board of Directors. This deficiency is the result of the Company's limited number of external board members. This deficiency may give the impression to the investors that the board is not independent from management. Management and the Board of Directors are required to apply their judgment in evaluating the cost-benefit relationship of possible changes in the organization of the Board of Directors.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

Management of the Company has also evaluated, with the participation of the Chief Executive Officer of the Company, any change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q. There was no change in the Company's internal control over financial reporting identified in that evaluation that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

We are subject to litigation from time to time arising from our normal course of operations. Currently, there are no open litigation matters relating to our products, except for a suit filed on December 13, 2007 by Independent Can seeking payment of monies owed equal to $19,100.80. Independent Can had provided the Company the tins that held the Acid+All(R) tablets. The Company and Independent have settled this suit for the sum of $8,050 payable over seven months. As of the date of this filing, the Company is iN default of this settlement for non-payment of the agreed upon sum.

ITEM 5 - OTHER INFORMATION

(a) On May 22, 2008, the Company completed negotiations with Mark Meller to replace Mr. John E. Lucas as President and Chief Executive Officer of the Company. The terms of his agreement are provided in the exhibits attached to this Report. Mr. Meller was also elected as a member of the Board of Directors by the Board of Directors.

(b) The Company does not have a standing nominating committee or a committee performing similar functions as the Company's Board of Directors consists of only two members and therefore there would be no benefit in having a separate nominating committee that would consist of the same number of members as the full board of directors. Both members of the Board of Directors participate in the consideration of director nominees.

ITEM 6 - EXHIBITS

3.1 Amendment to the Certificate of Incorporation dated June 16, 2008 filed with the Commission as Exhibit 3.1 to Form 8-K dated June 16, 2008.
10.1   Consulting Agreement dated May 22, 2008 with Jerome Mahoney.
10.2   Employment Agreement dated May 22, 2008 with Mark Meller.
10.3 Administrative Services Agreement Amendment No. 1 by and between Thomas Pharmaceuticals, Ltd. and iVoice, Inc. dated June 12, 2008.
10.4 Convertible Promissory Note dated June 12, 2008 by Thomas Pharmaceuticals, Ltd. payable to iVoice, Inc.
10.5 Security Agreement by and between Thomas Pharmaceuticals, Ltd. and iVoice, Inc. dated June 12, 2008.
10.6 Administrative Services Agreement dated June 10, 2008 by and between Small Cap Advisors, Inc. and iVoice, Inc. filed with the Commission as
       Exhibit 10.1 to Form 8-K dated June 16, 2008.
10.7 Secured Promissory Note payable to iVoice, Inc. filed with the Commission as Exhibit 10.2 to Form 8-K dated June 16, 2008.
10.8 Security Agreement dated June 10, 2008 by and between Small Cap Advisors, Inc. and iVoice, Inc. filed with the Commission as Exhibit 10.3 to Form 8-K dated June 16, 2008.
10.9 Bill of Sale dated June 10, 2008 by and between Small Cap Advisors, Inc. and iVoice, Inc. filed with the Commission as Exhibit 10.4 to Form 8-K dated June 16, 2008.
31.1   Rule 13a-14(a)/15d-14(a) Certifications.
32.1 Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Thomas Pharmaceuticals, Ltd.

By: /s/ Mark Meller                                        Date: August 14, 2008
    ---------------------
Mark Meller, Chief Executive Officer and
Chief Financial Officer

                                INDEX OF EXHIBITS

3.1 Amendment to the Certificate of Incorporation dated June 16, 2008 filed with the Commission as Exhibit 3.1 to Form 8-K dated June 16, 2008.
10.1   Consulting Agreement dated May 22, 2008 with Jerome Mahoney.
10.2   Employment Agreement dated May 22, 2008 with Mark Meller.
10.3 Administrative Services Agreement Amendment No. 1 by and between Thomas Pharmaceuticals, Ltd. and iVoice, Inc. dated June 12, 2008.
10.4 Convertible Promissory Note dated June 12, 2008 by Thomas Pharmaceuticals, Ltd. payable to iVoice, Inc.
10.5 Security Agreement by and between Thomas Pharmaceuticals, Ltd. and iVoice, Inc. dated June 12, 2008.
10.6 Administrative Services Agreement dated June 10, 2008 by and between Small Cap Advisors, Inc. and iVoice, Inc. filed with the Commission as
       Exhibit 10.1 to Form 8-K dated June 16, 2008.
10.7 Secured Promissory Note payable to iVoice, Inc. filed with the Commission as Exhibit 10.2 to Form 8-K dated June 16, 2008.
10.8 Security Agreement dated June 10, 2008 by and between Small Cap Advisors, Inc. and iVoice, Inc. filed with the Commission as Exhibit 10.3 to Form 8-K dated June 16, 2008.
10.9 Bill of Sale dated June 10, 2008 by and between Small Cap Advisors, Inc. and iVoice, Inc. filed with the Commission as Exhibit 10.4 to Form 8-K dated June 16, 2008.
31.1   Rule 13a-14(a)/15d-14(a) Certifications.
32.1 Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.