Form 10-Q
period 2008-09-30
Thomas Pharmaceuticals, Ltd.
filed 2008-11-19
CIK 1391428

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

Non-accelerated filer [_]                          Smaller reporting company [X]
(Do not check if a
smaller reporting company)
--------------------------------------------------------------------------------

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

Number of shares of Class A, common stock,
   No par value, outstanding as of November 14, 2008:                434,810,067

================================================================================

                   THOMAS PHARMACEUTICALS, LTD. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2008 AND 2007

                                TABLE OF CONTENTS
                                -----------------

                                                                        Page No.
                                                                        --------

PART I.    FINANCIAL INFORMATION

           Item 1.  Condensed Consolidated Financial Statements (Unaudited)

                    Balance Sheets - September 30, 2008  (Unaudited) and
                    December 31, 2007 (Audited)                                2

                    Statements of Operations - For the nine months and three
                    months ended September 30, 2008 and 2007 (Unaudited)       3

                    Statements of Cash Flows - For the nine months
                    ended September 30, 2008 and 2007 (Unaudited)            4-5

                    Notes to Condensed Consolidated Financial
                    Statements (Unaudited)                                  6-20

           Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                    21-26

           Item 4T. Controls and Procedures                                26-27



PART II.   OTHER INFORMATION

           Item 5. Other Information                                          28

           Item 6.     Exhibits                                               28

                   THOMAS PHARMACEUTICALS, LTD. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                   September 30,     December 31,
                                                                                       2008              2007
                                                                                   ------------      ------------
                                                                                    (unaudited)        (audited)
                                     ASSETS

CURRENT ASSETS

Cash and cash equivalents                                                          $     31,128      $      9,705
Prepaid expenses and other current assets                                                 4,993             4,699
                                                                                   ------------      ------------
          Total current assets                                                           36,121            14,404
                                                                                   ------------      ------------

PROPERTY AND EQUIPMENT, net of accumulated depreciation
          of $118,273 and $117,428, respectively                                          2,535             3,380
                                                                                   ------------      ------------

TOTAL ASSETS                                                                       $     38,656      $     17,784
                                                                                   ============      ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES

Accounts payable and accrued expenses                                              $  1,000,889      $    768,130
Notes payable, net of discounts of $114,173 and $0, respectively                        124,379              --
Dividends payable                                                                       143,452           102,164
Derivative liability on convertible debentures                                        1,310,925         1,132,379
Convertible debentures payable, net of discounts of $441,771
         and $519,048, respectively                                                     259,301           190,952
                                                                                   ------------      ------------
            Total current liabilities                                                 2,838,946         2,193,625
                                                                                   ------------      ------------

LONG TERM DEBT

Notes payable, net of discounts of $117,333 and $133,833, respectively                   36,667            40,167
                                                                                   ------------      ------------

             Total liabilities                                                        2,875,613         2,233,792
                                                                                   ------------      ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Series A Convertible Preferred stock, no par value; authorized 500,000 shares;
  no shares issued and outstanding                                                         --                --
Series B Convertible Preferred stock, no par value; authorized 1,000 shares;
  550 shares issued and outstanding                                                     550,000           550,000
Common stock, Class A - no par value; authorized 10,000,000,000 shares;
  347,876,105 at September 30, 2008 and 248,276,105 at December 31, 2007
  shares issued and outstanding                                                          66,900             5,100
Common stock, Class B - no par value; authorized 50,000,000 shares;
  no shares issued or outstanding                                                          --                --
Accumulated deficit                                                                  (3,453,857)       (2,771,108)
                                                                                   ------------      ------------
            Total stockholders' deficit                                              (2,836,957)       (2,216,008)
                                                                                   ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                        $     38,656      $     17,784
                                                                                   ============      ============



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                   THOMAS PHARMACEUTICALS, LTD. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                      For the nine months                 For the three months
                                                                       ended September 30,                 ended September 30,
                                                                 ------------------------------      ------------------------------
                                                                     2008              2007              2008             2007
                                                                 ------------      ------------      ------------      ------------
NET REVENUES, net of provision for product returns
    and credits of $0, $48,850, $0 and $14,685, respectively     $     27,375      $     26,707      $       --        $       --

COST OF SALES                                                            --              60,976              --                --
                                                                 ------------      ------------      ------------      ------------

GROSS PROFIT (LOSS)                                                    27,375           (34,269)             --                --
                                                                 ------------      ------------      ------------      ------------

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES
     Selling and marketing expenses                                      --             153,991              --              30,000
     General and administrative expenses                              373,702           302,537            86,270            60,401
     Depreciation and amortization                                        845            90,936               281             3,161
                                                                 ------------      ------------      ------------      ------------
Total selling, general and administrative expenses                    374,547           547,464            86,551            93,562
                                                                 ------------      ------------      ------------      ------------

LOSS FROM OPERATIONS                                                 (347,172)         (581,733)          (86,551)          (93,562)
                                                                 ------------      ------------      ------------      ------------

OTHER EXPENSE

     Amortization of debt discount                                    104,156            91,646            37,486            31,259
     Loss on revaluation of derivatives                                53,994            93,704            25,929            46,844
     Interest expense                                                 136,139            70,369            36,066            24,661
                                                                 ------------      ------------      ------------      ------------
Total other expense                                                   294,289           255,719            99,481           102,764
                                                                 ------------      ------------      ------------      ------------

LOSS BEFORE PROVISION FOR
     INCOME TAXES                                                    (641,461)         (837,452)         (186,032)         (196,326)

PROVISION FOR INCOME TAXES                                               --                --                --                --
                                                                 ------------      ------------      ------------      ------------

LOSS BEFORE PREFERRED DIVIDENDS                                      (641,461)         (837,452)         (186,032)         (196,326)

PREFERRED DIVIDENDS                                                    41,288            41,136            13,863            13,863
                                                                 ------------      ------------      ------------      ------------

NET LOSS APPLICABLE TO COMMON SHARES                             $   (682,749)     $   (878,588)     $   (199,895)     $   (210,189)
                                                                 ============      ============      ============      ============

NET LOSS PER COMMON SHARE
     Basic and diluted                                           $      (0.00)     $      (0.00)     $      (0.00)     $      (0.00)
                                                                 ============      ============      ============      ============

WEIGHTED AVERAGE SHARES OUTSTANDING
     Basic and diluted                                            287,054,207       243,184,868       310,158,714       243,184,868
                                                                 ============      ============      ============      ============



The accompanying notes are an integral part of these condensed consolidated financial statements.

                   THOMAS PHARMACEUTICALS, LTD. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                                                                           2008              2007
                                                                                       ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) before preferred dividends                                               $   (641,461)     $   (837,452)
   Adjustments to reconcile net (loss) to net cash (used in) operating activities:
   Depreciation expense                                                                         845             9,483
   Amortization of intangibles                                                                 --              81,453
   Amortization of debt discount                                                            104,156            91,646
   Loss on revaluation of derivatives                                                        53,994            93,704
   Provision for product returns and reserve for bad debt                                      --              90,881
   Provision for excess and obsolete inventory                                                 --              26,117
    Beneficial interest on conversion of debt                                                52,872              --
   Issuance of debt for compensation expense                                                 70,000              --
   Changes in certain assets and liabilities:
       (Increase) in accounts receivable                                                       --             (35,206)
        Decrease in inventory                                                                  --               8,640
       (Increase) decrease in prepaid expenses and other assets                                (294)           35,019
        Increase in accounts payable and accrued liabilities                                304,061           260,123
                                                                                       ------------      ------------
   Total cash (used in) operating activities                                                (55,827)         (175,592)
                                                                                       ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of trademarks and other intangibles                                                --              (3,247)
                                                                                       ------------      ------------
   Total cash (used in) investing activities                                                   --              (3,247)
                                                                                       ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Gross proceeds from debt financing                                                        77,250           185,000
   Repayment of debt financing                                                                 --              (6,000)
                                                                                       ------------      ------------
   Total cash provided by financing activities                                               77,250           179,000
                                                                                       ------------      ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                    21,423               161

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                               9,705            11,747
                                                                                       ------------      ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                              $     31,128      $     11,908
                                                                                       ============      ============

CASH PAID DURING THE PERIOD FOR:
   Interest expense                                                                    $       --        $       --
                                                                                       ============      ============
   Income taxes                                                                        $       --        $       --
                                                                                       ============      ============



   The accompanying notes are an integral part of these condensed consolidated financial statements.

                   THOMAS PHARMACEUTICALS, LTD. AND SUBSIDIARY
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)(CONTINUED)

SUPPLEMENTAL CASH FLOW INFORMATION

For the nine months ended September 30, 2008:
---------------------------------------------

a) The Company issued 99,6000,000 shares of Class A common stock to iVoice, Inc. as repayment of principal on an outstanding convertible debenture, valued at $61,800. The difference in the market value and the reduction in debt of $8,928 was charged to beneficial interest in the amount of $52,872.

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

d)   The Company accrued $41,288 of preferred stock dividends.

e) The Company converted its outstanding accounts due to iVoice, Inc. for unpaid administrative services in the amount of $71,302 into a convertible promissory note

For the nine months ended September 30, 2007:
---------------------------------------------

a) The Company issued a 10% Promissory Note valued at $160,000 to Thomas Pharmaceutical Acquisition Corp. pursuant to the terms of the Extension Agreement with iVoice, Inc., Thomas Pharmaceutical Acquisition Corp. and Thomas Pharmaceuticals.

b) The Company issued a 10% Secured Convertible Debenture valued at $25,000 to iVoice, Inc.

c)   The Company accrued $41,136 of preferred stock dividends.


   The accompanying notes are an integral part of these condensed consolidated financial statements.

                   THOMAS PHARMACEUTICALS, LTD. AND SUBSIDIARY
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                           SEPTEMBER 30, 2008 AND 2007

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

                   THOMAS PHARMACEUTICALS, LTD. AND SUBSIDIARY
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                           SEPTEMBER 30, 2008 AND 2007

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash or cash equivalents. As of September 30, 2008 and December 31, 2007, the Company has no cash equivalents.

The Company maintains cash and cash equivalents with a financial institution, which is insured by the Federal Deposit Insurance Corporation up to $250,000. The Company had no uninsured cash balances at September 30, 2008 or December 31, 2007.

ADVERTISING COSTS

Advertising costs are expensed as incurred and are included in selling and marketing expenses. For the nine months ended September 30, 2008 and 2007, the Company incurred $0 and $12,895, respectively, in advertising costs.

INCOME TAXES

Prior to November 2007, the Company was a subsidiary of iVoice and as such, its results of operations were reported as part of the consolidated federal income tax returns of iVoice. Upon the spin-off from iVoice, Inc, the Company will no longer be included in the consolidated returns of iVoice, Inc and will be required to account for income taxes in accordance with Statements of

                   THOMAS PHARMACEUTICALS, LTD. AND SUBSIDIARY
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                           SEPTEMBER 30, 2008 AND 2007

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

DERIVATIVE LIABILITIES

During April 2003, the Financial Accounting Standards Board issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. The financial statements for the nine months ended September 30, 2008 and 2007, include the recognition of the derivative liability on the underlying securities issuable upon conversion of the iVoice Secured Convertible Debentures, iVoice Secured Promissory Notes and Thomas Pharmaceuticals Acquisition Corp. ("Thomas Acquisition") Promissory Notes.

LOSS PER SHARE OF COMMON STOCK

Historical net loss per common share is computed using the weighted average number of common shares outstanding. Common stock equivalents were not included in the computation of diluted earnings per share when the Company reported a loss because to do so would be antidilutive for periods presented.

The following is a reconciliation of the computation for basic and diluted EPS:

                                                   Nine months ended                   Three months ended
                                                      September 30,                       September 30,
                                             ------------------------------      ------------------------------
                                                 2008              2007              2008              2007
                                             ------------      ------------      ------------      ------------
Net (loss) applicable to common shares       $   (682,749)     $   (878,588)     $   (199,895)     $   (210,189)
                                             ============      ============      ============      ============

Weighted-average common shares
Outstanding                                   287,054,207       243,184,868       310,158,714       243,184,868
                                             ============      ============      ============      ============

Net (loss) per share (basic and diluted)     $      (0.00)     $      (0.00)     $      (0.00)     $      (0.00)
                                             ============      ============      ============      ============

The Company has shares issuable upon conversion of the iVoice Convertible Debentures, the iVoice Promissory Notes, the Thomas Acquisition Convertible Debenture and the Series B

                   THOMAS PHARMACEUTICALS, LTD. AND SUBSIDIARY
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                           SEPTEMBER 30, 2008 AND 2007

Convertible Preferred Stock. At September 30, 2008, the Company had common stock equivalents of 19,995,300,000. At September 30, 2007, the common stock equivalents are indeterminable because there was no public market for the shares at that time.

RECLASSIFICATIONS

Certain reclassifications have been made to the September 30, 2007 financial statements to conform to the September 30, 2008 presentation. There has been no effect on net loss for the nine months and three months ended September 30, 2007.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS 142, Goodwill and Other Intangible Assets, and adds certain disclosures for an entity's accounting policy of the treatment of the costs, period of extension, and total costs incurred. FSP 143-3 must be applied prospectively to intangible assets acquired after January 1, 2009. The Company is currently evaluating the impact that FSP 142-3 will have on its financial position or results of operations.

In May 2008, the Financial Accounting Standards Board (the "FASB") issued FAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("FAS 162"). This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in accordance with GAAP. With the issuance of this statement, the FASB concluded that the GAAP hierarchy should be directed toward the entity and not its auditor, and reside in the accounting literature established by the FASB as opposed to the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." This statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." The adoption of FAS 162 is not expected to have a material impact on the Company's results from operations or financial position.

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

                   THOMAS PHARMACEUTICALS, LTD. AND SUBSIDIARY
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                           SEPTEMBER 30, 2008 AND 2007

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2008.

Assets                       Level I          Level II        Level III          Total
                           ------------     ------------     ------------     ------------
Total Assets               $       --       $       --       $       --       $       --
                           ============     ============     ============     ============

Notes payable              $       --       $    161,046     $       --       $    161,046
Derivative liabilities             --          1,310,925             --          1,310,925
Convertible debentures             --            259,301             --            259,301
                           ------------     ------------     ------------     ------------
Total Liabilities          $       --       $  1,731,272     $       --       $  1,731,272
                           ============     ============     ============     ============

NOTE 4 - CONVERTIBLE DEBENTURES

On January 6, 2006 the Company issued to iVoice a $360,000 secured convertible debenture due on January 1, 2013 bearing interest of 10%, compounded quarterly. During the nine months ended September 30, 2008, the Company issued 99,600,000 shares of Class A common stock as repayment of principal of $8,928. As of September 30, 2008 the remaining principal balance of the convertible debenture was $351,072 plus $111,319 of accrued interest.

On January 6, 2006 the Company issued to iVoice a $100,000 administrative service convertible debenture due on January 1, 2013 bearing interest of 10%, compounded quarterly. This debenture is issued in lieu of payments on the Administrative Services Agreement of the same date. As of September 30, 2008 the remaining principal balance of the convertible debenture was $100,000 plus $30,998 of accrued interest.

On April 27, 2006 the Company issued to iVoice a $225,000 secured convertible debenture due on January 1, 2013 bearing interest of 10%, compounded quarterly. As of September 30, 2008 the remaining principal balance of the convertible debenture was $225,000 plus $61,039 of accrued interest.

On February 7, 2007, the Company issued to iVoice a $25,000 secured convertible debenture due on February 6, 2014 bearing interest of 10%, compounded quarterly. As of September 30, 2008 the remaining principal balance of the convertible debenture was $25,000 plus $4,400 of accrued interest.

                   THOMAS PHARMACEUTICALS, LTD. AND SUBSIDIARY
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                           SEPTEMBER 30, 2008 AND 2007

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

The aggregate principal value of the iVoice debentures at September 30, 2008 is $701,072. This amount is shown net of the unamortized portion of the discount on conversion of $441,751. This discount is being amortized over the life of the debenture and is being recorded as a charge to amortization of discount on beneficial conversion on the statement of operations.

NOTE 5 - NOTES PAYABLE

CURRENT PORTION

As part of the merger with Thomas NY, the Company assumed a $20,000 promissory note due to Jana M. Wesley which bears interest at the rate of 5% per annum, compounded annually. The promissory note matures on January 19, 2009 with a lump sum payment due of any remaining principal and interest. As of September 30, 2008, the unpaid balance on the promissory note is $20,000 plus accrued interest of $3,961.

On June 10, 2008, the Company received $77,250 from iVoice, Inc. for an initial investment in Small Cap Advisors. The Company secured the receipt with a convertible promissory note, at an interest of prime plus 1 (6% at September 30, 2008) percent per annum. Additional amounts may be added to this note based on any unpaid administrative service fees and will accrue interest at the above specified rate from date of advance until paid. The principal and interest shall be due and payable as follows: (a) interest shall accrue monthly on the unpaid balance and shall be paid annually, and (b) principal shall be payable on demand. As of September 30, 2008, the balance due on the note is $89,250, plus accrued interest of $1,444.

On June 11, 2008, the Company converted its outstanding accounts due to iVoice, Inc. for unpaid administrative services in the amount of $47,302 into a convertible promissory note at the

                   THOMAS PHARMACEUTICALS, LTD. AND SUBSIDIARY
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                           SEPTEMBER 30, 2008 AND 2007

rate of prime plus 1 (6% at September 30, 2008) percent per annum. Additional amounts may be added to this note based on any unpaid administrative service fees and will accrue interest at the above specified rate from date of advance until paid. The principal and interest shall be due and payable as follows: (a) interest shall accrue monthly on the unpaid balance and shall be paid annually, and (b) principal shall be payable on demand. At September 30, 2008, the principal balance of the note is $59,302, plus accrued interest of $775.

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

The aggregate principal balances of the promissory notes at September 30, 2008 is $238,552. This amount is shown net of the unamortized portion of the discount on conversion of the iVoice promissory notes of $114,173. This discount is being amortized over the life of the iVoice promissory notes and is being recorded as a charge to amortization of discount on beneficial conversion on the statement of operations.

LONG TERM PORTION

On January 26, 2007, Thomas Acquisition issued to an investor a debenture in the principal amount of $103,200 convertible into Class A Common Stock of Thomas Pharmaceuticals and a debenture in the principal amount of $96,800 convertible into Series B Convertible Preferred Stock of the Company. The $103,200 convertible debentures provide that, at the holder's option, principal and interest due on the debentures can be converted into the number of shares of the Company's Class A Common Stock determined by dividing the amount of the debenture being converted by a 20% discount to the lowest closing bid price of the Company's Class A Common Stock for the five trading days before the conversion date. The $96,800 convertible debentures provide that, at the holder's option, principal and interest due on the debentures can be converted into the Company's Series B Convertible Preferred Stock having a stated value of $1,000 per share. The $103,200 convertible debenture was secured with the assets of the Company, subordinate to the security interest previously granted to iVoice. The net proceeds of $160,000 from the convertible debentures were loaned to the Company in the form of a Promissory Note. The Promissory Note bears interest at the rate of ten percent per annum and the term shall be seven (7) years and shall be due and

                   THOMAS PHARMACEUTICALS, LTD. AND SUBSIDIARY
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                           SEPTEMBER 30, 2008 AND 2007

payable on January 8, 2014. On February 12, 2007, the Company repaid $6,000 that was applied to the principal balance of the promissory note. As of September 30, 2008, the unpaid balance on the promissory note is $154,000 plus accrued interest of $26,251.

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

The principal amount of the promissory note at September 30, 2008 is $154,000. This amount is shown net of the unamortized portion of the discount on conversion of the Thomas Acquisition debentures of $117,333. This discount is being amortized over the life of the Thomas Acquisition debenture and is being recorded as a charge to amortization of discount on beneficial conversion on the statement of operations.

NOTE 6 - DERIVATIVE LIABILITY

In accordance with SFAS 133, " Accounting for Derivative Instruments and Hedging Activities" and EITF 00-19, " Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the beneficial conversion feature associated with the iVoice Convertible Debentures, iVoice Promissory Notes and Thomas Acquisition Convertible Debentures represents embedded derivatives in that the conversion price is variable, the numbers of shares to be issued are indeterminable and the control of whether shares are issued does not reside with the Company. As such; a) the Company has recognized embedded derivatives on the iVoice debentures in the amount of $873,437 as a derivative liability in the accompanying balance sheet and as of September 30, 2008 they had an estimated fair value of $875,410; b) the Company had recognized embedded derivatives on the iVoice promissory notes in the amount of $203,588 as a derivative liability in the accompanying balance sheet and as of September 30, 2008 they had an estimated fair value of $185,580; and c) the Company has recognized embedded derivatives on the Thomas Acquisition debentures in the amount of $242,546 as a derivative liability in the accompanying balance sheet and as of September 30, 2008 it was measured at its estimated fair value of $249,935.

The estimated fair value of the embedded derivatives have been calculated based on a Black-Scholes pricing model using the following assumptions:

                                      September 30, 2008
                                      ------------------

      Fair market value of stock           $0.00010
      Exercise price                       $0.00008
      Dividend yield                           0.00%
      Risk free interest rate                  5.47%
      Expected volatility *                  310.52%
      Expected life                    4.25 to 5.33 years

* It was determined that the historical stock prices of iVoice provided the closest comparable for determining the expected volatility of the Thomas common stock.

                   THOMAS PHARMACEUTICALS, LTD. AND SUBSIDIARY
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                           SEPTEMBER 30, 2008 AND 2007

Changes in the fair value of the embedded derivatives are calculated at each reporting period and recorded in (gain) loss on revaluation of derivatives in the condensed statements of operations. For the nine months ended September 30, 2008, there was a change in the fair value of the embedded derivatives, which resulted in a gain of $25,043. This gain was offset by the immediate recognition of loss on revaluation of derivatives issued during the same period in the amount of $79,037, resulting in a net loss of $53,994. For the nine months ending September 30, 2007, there was a change in the fair value of the embedded derivatives, which resulted in a gain of $160. This gain was offset by the immediate recognition of loss on revaluation of derivatives issued during the same period in the amount of $93,864, resulting in a net loss of $93,704.

In accordance with SFAS 133, SFAS 150, "Accounting for Certain Financials Instruments With Characteristics of Both Liabilities and Equity" and EITF 00-19, the fair market value of the derivatives are recorded as a debt discount. The debt discount on the iVoice debentures, iVoice notes and Thomas Acquisition debentures of $710,000, $124,552 and $154,000, respectively, is being amortized over the life of the convertible debentures. Amortization expense on the debt discount for the nine months ended September 30, 2008 and 2007 was $104,156 and $91,646, respectively.

 NOTE 7 - RELATED PARTY TRANSACTIONS

In addition to the financing provided, iVoice provides administrative services and other miscellaneous support to the Company from time to time. For the nine months ended September 30, 2008 and 2007, the Company has recorded $52,000 and $37,500 of these charges in the financial accounts of the Company. As of September 30, 2008, the unpaid balance of the current accounts due was transferred to a secured promissory note payable to iVoice. These amounts will remain unpaid until the Board of Directors determines that the Company has sufficient liquidity to make such payments.

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

                   THOMAS PHARMACEUTICALS, LTD. AND SUBSIDIARY
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                           SEPTEMBER 30, 2008 AND 2007

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

On March 1, 2007, the Company entered into an administrative services agreement with iVoice which became effective at the time of the distribution and replaced the administrative services agreement entered into on January 6, 2006. Under this agreement, iVoice provides the Company with physical premises, contract review, sales issuance, invoicing and collection services, financial accounting and reporting, claims administration and reporting, and other areas where the Company needs transitional assistance and support. Under the administrative services agreement, iVoice provides the Company substantially the same level of service and use substantially the same degree of care as iVoice's personnel provided and used in providing such services prior to the execution of the agreement. For these services, the Company will pay iVoice a fee of $4,000 per month. On June 11, 2008, the administrative services agreement was amended to provide that any fees that are earned and remain unpaid shall be converted into a secured convertible promissory note which shall accrue interest at prime plus 1% (6% at September 30, 2008) per annum. As of September 30, 2008, the unpaid fees in the amount of $59,302 were converted to the promissory note and remain unpaid.

On June 10, 2008, the Company entered into an administrative services agreement with iVoice on behalf of its wholly owned subsidiary, Small Cap Advisors. Under this agreement, iVoice provides the Company with physical premises, contract review, sales issuance, invoicing and collection services, financial accounting and reporting, claims administration and reporting, and other areas where the Company needs transitional assistance and support. For these services, Small Cap Advisors will pay iVoice a fee of $4,000 per month. In addition, fees that are earned and remain unpaid at the end of a month shall be added to iVoice secured convertible promissory note which shall accrue interest at prime plus 1% (6% at September 30, 2008) per annum. As of September 30, 2008, the unpaid fees in the amount of $12,000 were converted to the promissory note and remain unpaid.

On May 22, 2008, the Company entered into a consulting agreement with Jerome Mahoney to provide consulting services on strategic plans, policies and procedures, acquisitions, personnel matters and other assignments as directed by the Chief Executive Officer. As consideration, the Company will pay Mr. Mahoney the sum of $80,000 the first year with an annual increase of 10% every year thereafter. This compensation may be paid in Class B Common Stock, in lieu of cash, at the option of Board of Directors. In addition, the Company issued a five (5) year promissory note in the amount of $35,000 for a signing bonus. The promissory note carries an interest charge of 3% per annum and is convertible into Class B common stock on a dollar for dollar basis plus accrued interest. As of September 30, 2008, unpaid compensation in the amount of $36,667 is due and owing.

                   THOMAS PHARMACEUTICALS, LTD. AND SUBSIDIARY
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                           SEPTEMBER 30, 2008 AND 2007

On May 22, 2008, the Company entered into an Employment Agreement with Mark Meller to serve as its Chief Executive Officer and Director through May 7, 2013 at an annual salary of $80,000 with an annual increase of 10% every year thereafter. This compensation may be paid in Class B Common Stock, in lieu of cash, at the option of Board of Directors. In addition, the Company issued a five (5) year promissory note in the amount of $35,000 for a signing bonus. The promissory note carries an interest charge of 3% per annum and is convertible into Class B common stock on a dollar for dollar basis plus accrued interest. As of September 30, 2008, unpaid compensation in the amount of $38,222 is due and owing.

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

      As of September 30, 2008, there are no shares issued and outstanding.

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

                   THOMAS PHARMACEUTICALS, LTD. AND SUBSIDIARY
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                           SEPTEMBER 30, 2008 AND 2007

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

      As of September 30, 2008, there are 550 shares issued and outstanding.

b) Class A Common Stock
   --------------------

Class A Common Stock consists of 10,000,000,000 shares with no par value. As of September 30, 2008, there are 347,876,105 shares issued and outstanding. As of September 30, 2007, there were 100 shares issued and outstanding prior to the spin-off and 243,184,868 shares issued and outstanding following the restatement for the 2,431,849 for 1 retroactive stock split.

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

For the nine months ended September 30, 2008, the Company had the following transactions in its Class A common stock:

The Company issued 99,600,000 shares of Class A common stock to iVoice, Inc. as repayment of principal on an outstanding convertible debenture, valued at $61,800. The difference in the market value and the reduction in debt of $8,928 was charged to beneficial interest in the amount of $52,872.

                   THOMAS PHARMACEUTICALS, LTD. AND SUBSIDIARY
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                           SEPTEMBER 30, 2008 AND 2007

c) Class B Common Stock
   --------------------

Class B Common Stock consists of 50,000,000 shares with no par value. As of September 30, 2008 there are no shares issued and outstanding.

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

                   THOMAS PHARMACEUTICALS, LTD. AND SUBSIDIARY
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                           SEPTEMBER 30, 2008 AND 2007

or its common stock and management does not contemplate doing so in the foreseeable future. The Company anticipates that any earnings generated from operations will be used to finance growth.

NOTE 10 - INCOME TAXES

Deferred income taxes will be determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company's assets and liabilities. Deferred income taxes will be measured based on the tax rates expected to be in effect when the temporary differences are included in the Company's tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. At September 30, 2008 and December 31, 2007 deferred tax assets consist of the following:

                                        September 30, 2008    December 31, 2007
                                        ------------------    -----------------

          Deferred tax assets              $    310,000         $    110,000
          Less: Valuation allowance            (310,000)            (110,000)
                                           ------------         ------------
               Net deferred tax assets     $          0         $          0
                                           ============         ============

At September 30, 2008 and December 31, 2007, the Company had a federal net operating loss carry forwards in the approximate amount of $775,000 and $275,000, respectively, available to offset future taxable income. The Company established a valuation allowance equal to the full amount of the deferred tax asset due to the uncertainty of the utilization of the operating loss in future periods. Prior to the spin-off from iVoice, Inc, the Company was a subsidiary of iVoice and as such, did not have its' own federal tax liability or federal net operating loss carry forward.

NOTE 11 - GOING CONCERN

The Company has sustained net operating losses, has a deficit working capital and has negative cash flows from operations for the year ended December 31, 2007 and for the nine months ended September 30, 2008. There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations. This raises substantial doubt about the Company's ability to continue as a going concern.

The Company's future success is dependent upon its ability to achieve profitable operations and generate cash from operating activities, and from additional financing. There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations. The Company continues to search for potential merger candidates with or without compatible technology and products, which management feels may make financing more appealing to potential investors.

                   THOMAS PHARMACEUTICALS, LTD. AND SUBSIDIARY
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                           SEPTEMBER 30, 2008 AND 2007

The financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

NOTE 12 - SUBSEQUENT EVENTS

On October 13, 2008, the Company issued 17,358,962 shares of Class A Common Stock to Mertz and Muenz, LLP valued at $1,736 as repayment for legal services provided in 2007.

On October 13, 2008, the Company issued 34,787,500 shares of Class A Common Stock to Mark Meller valued at $3,479 as repayment of deferred compensation.

On October 13, 2008, the Company issued 34,787,500 shares of Class A Common Stock to Jerome Mahoney valued at $3,479 as repayment of deferred compensation.

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

In June 2008, the Company formed a new, wholly owned subsidiary, Small Cap Advisors, Inc., to provide investor relation ("IR") services to small and medium sized public companies. Micro-cap public companies typically take a stock promotion approach to IR. This involves sending out un-targeted mass emails to potential investors, or getting profiled on investor relations websites. The Company believes this is no longer a viable approach to gaining new investors, and in fact, . current IR strategies may actually be undermining marketing efforts and diminishing shareholder goodwill. The Company has developed a process which it calls "SEO-IR", which involves a search engine optimization approach to IR. SEO-IR is designed to build awareness, credibility, relevance, and a community of dedicated shareholders for the Company's clients. Furthermore SEO-IR will facilitate the convergence of the client's corporate marketing strategy and IR strategy by aligning multiple distribution channels to reach a targeted, engaged audience Thomas Pharmaceuticals and Small Cap Advisors operate their businesses from the executive offices in Matawan, New Jersey.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2007.

Total revenues for the nine months ended September 30, 2008 and 2007 were $27,375 and $26,707, respectively. Revenues in the nine months ended September 30, 2008 were from finished goods inventory on-hand and from collection of receivables that were previously fully reserved. Sales for the nine months ended September 30, 2007 were $75,557, net of a provision for product returns and allowance of $48,850.

Gross profit (loss) for the nine months ended September 30, 2008 and 2007 was $27,375 and $(34,269), respectively. The gross profit in the nine months ended September 30, 2008 was the result of the sales of finished goods that had previously been written down to $0 and there were no costs on collections. For the nine months ended September 30, 2007, our standard product gross profit of 50% was substantially eroded by the effect of the provision for product returns and a provision for obsolete inventory of $26,117.

Operating expenses for the nine months ended September 30, 2008 and 2007 were $374,547 and $547,464, respectively. The costs in 2008 primarily represent the costs of running a public company, accrued executive compensation of $113,500, accrued administrative service fees of $36,000 and accrued professional fees for accounting, legal and business consulting services of $133,691. In addition, the Company incurred $65,000 of expenses related to Small Cap Advisors during its first couple of months of operation. The costs in 2007 include $93,315 for a sampling event in San Francisco on Valentine's Day, $42,031 provision for bad debts, amortization and impairment of intangible assets of $81,453, executive compensation of $46,530, accrued professional fees for accounting and legal of $114,425, accrued administrative service fees of $37,500, contract selling of $54,600 and costs of staffing and running our field sales office in New York City of $55,422, which was closed on March 31, 2007.

Total other expense for the nine months ended September 30, 2008 was an expense of $294,289. This total was primarily comprised of $104,156 amortization of the discount on debt, $53,994 loss on revaluation of the derivatives, $52,872 of beneficial interest on debt conversion and $83,267 of accrued interest expense on the debentures and promissory notes. Total other expense for the nine months ended September 30, 2007 was an expense of $255,719. This total was primarily comprised of $91,646 amortization of the discount on debt, $93,704 loss on revaluation of the derivatives and $70,369 of accrued interest expense on the on the debentures and promissory notes. The increase in amortization of the discount on debt and the increase in interest expense were related to the increases in convertible debt as compared to the prior year.

Loss before preferred dividends for the nine months ended September 30, 2008 and 2007 were $641,461 and $837,452, respectively. The decrease in loss before preferred dividends of $195,991 was primarily the results of the Company curtailing any spending for selling, marketing and advertising until further funding becomes available.

Preferred dividends for the nine months ended September 30, 2008 and 2007 were $41,288 and $41,136, respectively. These dividends are accrued pursuant to the provisions of the Series B Convertible Preferred Stock and remain unpaid.

THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2007.

There were no new revenues or gross profit (loss) for the three months ended September 30, 2008 or 2007. We had basically stopped shipping new products in the 2nd quarter of 2007 and there were no new collections during the respective periods.

Operating expenses for the three months ended September 30, 2008 and 2007 were $86,551 and $93,562, respectively. The costs in 2008 primarily represent the costs of running a public company of $8,004, accrued executive compensation of $20,000, accrued administrative service fees of $12,000 and accrued professional fees for accounting, legal and business consulting services of $29,509. In addition, the Company incurred $17,038 of expenses related to Small Cap Advisors during this period. The costs in 2007 include the costs of running a public company of $12,372, accrued executive compensation of $15,540, accrued administrative service fees $12,500, accrued professional fees for accounting and legal of $23,150, co-op advertising fees of $12,000 and contract selling of $18,000.

Total other expense for the three months ended September 30, 2008 was an expense of $99,481. This total was primarily comprised of $37,486 amortization of the discount on debt, $25,929 loss on revaluation of the derivatives, $6,892 of beneficial interest on debt conversion and $29,714 of accrued interest expense on the debentures and promissory notes. Total other expense for the three months ended September 30, 2007 was an expense of $102,764. This total was primarily comprised of $31,259 amortization of the discount on debt, $46,844 loss on revaluation of the derivatives and $24,661 of accrued interest expense on the on the debentures and promissory notes. The increase in amortization of the discount on debt and the increase in interest expense were related to the increases in convertible debt as compared to the prior year.

Net loss before preferred dividends for the three months ended September 30, 2008 and 2007 were $186,032 and $196,326, respectively. The decrease in net loss before preferred dividends of $10,294 was primarily the results of the Company curtailing any spending for selling, marketing and advertising until further funding becomes available.

Preferred dividends for the three months ended September 30, 2008 and 2007 were $13,863 and $13,863, respectively. These dividends are accrued pursuant to the provisions of the Series B Convertible Preferred Stock and remain unpaid.

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

On June 10, 2008, the Company received $77,250 from iVoice, Inc. for an initial investment in Small Cap Advisors. The Company secured the receipt with a convertible promissory note, at an interest of prime plus 1 percent per annum. Additional amounts of $12,000 was added to this note based on any unpaid administrative service fees and will accrue interest at the above specified rate from date of advance until paid.

On June 11, 2008, the Company converted its outstanding accounts due to iVoice, Inc. for unpaid administrative services in the amount of $47,302 into a convertible promissory note at the rate of prime plus 1 percent per annum. Additional amounts of $12,000 was added to this note based on any unpaid administrative service fees and will accrue interest at the above specified rate from date of advance until paid.

To date, the Company has incurred substantial losses, and will require financing for working capital to meet its operating obligations. We anticipate that we will require financing on an ongoing basis for the foreseeable future to fund our working capital needs.

DURING THE NINE MONTHS ENDED SEPTEMBER 30, 2008, THE COMPANY HAD A NET INCREASE IN CASH OF $21,423. THE COMPANY'S PRINCIPAL SOURCES AND USES OF FUNDS WERE AS
FOLLOWS:

CASH USED BY OPERATING ACTIVITIES. The Company used $55,827 in cash for operating activities in the nine months ended September 30, 2008. The use of funds is primarily the result of the cash losses from operations sustained by the Company offset by increases in accounts payable and accrued expenses.

CASH USED BY INVESTING ACTIVITIES. The Company used no cash in the nine months ended September 30, 2008 for investing activities

CASH PROVIDED BY FINANCING ACTIVITIES. The Company provided $77,250 in cash from financing activities in the nine months ended September 30, 2008. The Company received gross proceeds of $77,250 from iVoice, Inc to fund the initial investment in Small Cap Advisor.

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

ITEM 4T - CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Management of the Company has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company had concluded that the Company's disclosure controls and procedures as of the period covered by this Quarterly Report on Form 10-Q were not effective for the following reasons:

     a) The deficiency was identified as the Company's limited segregation of duties amongst the Company's employees with respect to the Company's control activities. This deficiency is the result of the Company's limited number of employees. This deficiency may affect management's ability to determine if errors or inappropriate actions have taken place. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible changes in our disclosure controls and procedures.

     b) The deficiency was identified in respect to the Company's Board of Directors. This deficiency is the result of the Company's limited number of external board members. This deficiency may give the impression to the investors that the board is not independent from management. Management and the Board of Directors are required to apply their judgment in evaluating the cost-benefit relationship of possible changes in the organization of the Board of Directors.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

Management of the Company has also evaluated, with the participation of the Chief Executive Officer of the Company, any change in the Company's internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q and determined that there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 5 - OTHER INFORMATION

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

Thomas Pharmaceuticals, Ltd.

By: /s/ Mark Meller                                    Date:  November 19, 2008
   -------------------------------------
Mark Meller, Chief Executive Officer and
Chief Financial Officer

                                INDEX OF EXHIBITS

31.1   Rule 13a-14(a)/15d-14(a) Certifications.

32.1 Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.