Form 10-K
period 2008-12-31
Thomas Pharmaceuticals, Ltd.
filed 2009-04-14
CIK 1391428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

❒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act). Yes ❒ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ❒ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒   NO ❒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ❒

Large Accelerated filer ❒	Accelerated filer ❒
Non-accelerated filer (Do not check if a smaller reporting company) ❒	Smaller reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES  ☒  NO  ❒

State issuer's revenues for its most recent fiscal year:  $46,651

As of April 3, 2009, the Registrant had 541,810,067 shares of Class A Common Stock, no par value per share, outstanding. The aggregate market value of the voting stock held by non-affiliates as of June 30, 2008 based upon the average bid and ask prices on that date was $90,590

Transitional Small Business Disclosure Format (check one).  YES ❒  NO ☒

PART I

ITEM 1. Description of Business

Background

Prior to November 21, 2007, Thomas Pharmaceuticals, Ltd. (the “Company” or “Thomas Pharmaceuticals”) was a wholly owned subsidiary of iVoice, Inc. (“iVoice”) by virtue of iVoice’s ownership of all of the shares of Class A Common Stock. On November 21, 2007, the Company was spun-off from iVoice and the Company is now an independent public reporting company. Currently the Company no longer produces any products.

In June 2008, the Company formed a new, wholly owned subsidiary, Small Cap Advisors, Inc., to provide investor relation (“IR”) services to small and medium sized public companies. Micro-cap public companies typically take a stock promotion approach to IR. However, the Company abandoned this business model in the fall of 2008 after the economic crisis in the U.S. began and the stock markets began to rapidly deteriorate in value.  The Company does not anticipate re-starting the operations of Small Cap Advisors, Inc.

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

Thomas Pharmaceuticals began selling its first product, Acid+All®, a calcium-enriched, sugar free, anti-gas antacid tablet, in January 2006.  After a successful launch in the beginning of 2006, product sales have decreased substantially in the succeeding years and late in 2007, retailers decided to no longer carry the Acid+All® product since Thomas Pharmaceuticals did not have the financial resources for necessary sales and marketing activities at that time.

In June 2008, the Company formed Small Cap Advisors, Inc., to provide investor relation (“IR”) services to small and medium sized public companies. Micro-cap public companies typically take a stock promotion approach to IR. This involves sending out un-targeted mass emails to potential investors, or getting profiled on investor relations websites.  The Company believed this was no longer a viable approach to gaining new investors, and in fact, current IR strategies may have actually undermined marketing efforts and diminishing shareholder goodwill.  The Company developed a process which it called “SEO-IR”, which involved a search engine optimization approach to IR.  SEO-IR was designed to build awareness, credibility, relevance, and a community of dedicated shareholders for the Company’s clients. Furthermore, SEO-IR would have facilitated the convergence of the client’s corporate marketing strategy and IR strategy by aligning multiple distribution channels to reach a targeted, engaged audience. However, the Company abandoned this business model in the fall of 2008 after the economic crisis in the U.S. began and the stock markets began to rapidly deteriorate in value.  The Company does not anticipate re-starting the operations of SEO-IR.

Based on these operational developments described above and the lack of financing, management is currently evaluating the business of the Company.  Thomas Pharmaceuticals will not be able to continue in the business of selling Acid+All®  or engage in any other related or unrelated business unless it obtains financing or enters into a merger, consolidation, reorganization, joint venture, license, purchase or sale of assets, purchase or sale of stock, or other similar transaction.  Any such merger, acquisition or other transaction may be with a company which has a business outside the current field of operations of Thomas Pharmaceuticals.  Management of Thomas Pharmaceuticals is actively seeking a potential merger or acquisition candidate.  There can be no assurance that any acquisition plan will be successfully implemented. Thomas Pharmaceuticals may not be able to identify, successfully integrate or profitably manage any such businesses or operations.  Currently, Thomas Pharmaceuticals has no plans, proposals or arrangements, either orally or in writing, regarding any specific proposed acquisition or merger.

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

Without any product sales, Thomas Pharmaceuticals will need to raise significant financing in order to fund its ongoing operations.  There can be no assurance as to the receipt or timing of financing.  We anticipate that our operations will require at least $125,000 per quarter.

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

Employees

We currently only have one part time employee.  We are dependent on our key officer Mark Meller, our President and Chief Executive Officer.  The loss of Mr. Meller could materially harm our business because of the cost and time necessary to retain and train a replacement. Such a loss would also divert management attention away from operational issues.  To minimize the effects of such loss, we have entered into an employment contract with Mr. Meller.

Forward Looking Statements - Cautionary Factors

This Annual Report on Form 10-K contains forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and in Section 21F of the Securities Exchange Act of 1934 as amended. The statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms or other similar terminology. These forward-looking statements involve risks and uncertainties and other factors that may cause the actual results, performance or achievements to differ from any future results, performance or achievements expressed or implied by such forward-looking statements. Except for the historical information and statements contained in this Report, the matters and items set forth in this Report are forward looking statements that involve uncertainties and risks some of which are discussed at appropriate points in the Report and are also summarized as follows:

Thomas Pharmaceuticals has had limited product sales and is unable to fill any orders for Acid+All® at this time.

Our one product, Acid+All®, has had limited sales to date. After a successful launch in the beginning of 2006, product sales have decreased substantially in the succeeding years and late in 2007, retailers decided to no longer carry the Acid+All® product. We are not currently shipping Acid+All® to any retailers. Currently, we have no new orders for our product and if we were to receive any order for the Acid+All® product we would be unable to fill such order since our contract packager has ceased packaging the Acid+All® product based on our financial condition and we have no packaged products in inventory.  If we are able to obtain necessary financing we may be able to enter into a new arrangement with a contractor to package Acid+All® and may be able to develop new contracts with retailers.  However, no such assurance can be given that we will be able to obtain financing or enter into any new contracts with retailers or a packager.

Thomas Pharmaceuticals has a history of operating losses and has been unprofitable since inception.

We incurred net losses of approximately $1,281,514 for the year ended December 31, 2007 and $814,391 during the year ended December 31, 2008. We expect to incur substantial additional operating losses in the future. We cannot assure you that we will continue to generate revenues from operations or achieve profitability in the near future or at all.  We may continue to operate at a loss for the foreseeable future and we cannot estimate when or if we will achieve profitability. If we continue to have operating losses, there is no certainty that we will have the financial resources to continue in business.

Thomas Pharmaceuticals will not be able to continue in business unless it obtains financing or enters into a merger, acquisition or similar transaction.

Our primary source of financing has been through the issuance of convertible debentures and Series B Preferred Stock to iVoice. We need to raise significant financing in order to fund our ongoing operations until such time that the sale of products generates enough revenue to fund operations.  There can be no assurance as to the receipt or timing of financing or revenues from operations.  We anticipate that our operations will require at least $125,000 per quarter.  These quarterly expenses are anticipated to consist of the following: payroll and benefits of $25,000, occupancy costs of $13,000, professional fees of $29,500, advertising of $10,000, net interest expenses of $30,000, liability insurance of $7,000 and miscellaneous administrative expenses of $10,500.  We anticipate that we will require financing on an ongoing basis for the foreseeable future to fund our working capital needs.

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

Thomas Pharmaceuticals has a working capital loss, which means that the current assets on December 31, 2008 were not sufficient to satisfy the current liabilities.

We currently have a working capital deficit, which means that our current liabilities exceed our current assets. At December 31, 2008 our working capital deficit was $2,969,424. Current assets are assets that are expected to be converted to cash or otherwise utilized within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets are not sufficient to satisfy all of our current liabilities.

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

Thomas Pharmaceuticals was spun-off from iVoice, Inc. in November 2007 and does not have an operating history as a separate public company. Prior to November 2007, Thomas Pharmaceuticals was a subsidiary of iVoice, Inc and the Company had been able to rely, to some degree, on iVoice for capital requirements. After the spin-off, Thomas Pharmaceuticals had to rely only on its own business for such requirements. The business of Thomas Pharmaceuticals has operated at a loss in the past for iVoice, and as an independent company such losses may continue or increase. Additionally, prior to November 2007, Thomas Pharmaceuticals’ business had relied on iVoice for financial, administrative and managerial expertise in conducting its operations. Following the spin-off, Thomas Pharmaceuticals maintained its own credit and banking relationships and performed its own financial and investor relations functions. Thomas Pharmaceuticals may not be able to successfully put in place the financial, administrative and managerial structure necessary to operate as a separate public company, and the development of such structure will require a significant amount of management’s time and other resources.

The historical information of Thomas Pharmaceuticals has limited relevance to its results of operations as a separate company.

The historical financial information of Thomas Pharmaceuticals included in the prospectus and in this filing does not reflect what our results of operations, financial position and cash flows would have been had we been a separate, stand-alone entity during the periods presented or what our results of operations, financial position and cash flows will be in the future. For more information about the preparation of our financial statements, see “Management’s Discussion and Analysis or Results of Operations.”

Thomas Pharmaceuticals has received a going concern opinion from its independent auditors that describes the uncertainty regarding its ability to continue as a going concern.

Thomas Pharmaceuticals has received a report from its independent auditors for the fiscal year ended December 31, 2008 and 2007 containing an explanatory paragraph that describes the uncertainty regarding Thomas Pharmaceuticals’ ability to continue as a going concern due to its operating losses and capital deficit.

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

Our future success is dependent upon our ability to achieve profitable operations and generate cash from operating activities, and upon additional financing. We will need to raise approximately $500,000 to sustain our operations over the next twelve months.  There is no guarantee that we will be able to raise enough capital or generate revenues to sustain our operations. In addition, our going concern opinion may negatively impact our ability to raise necessary funds.

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

We have relied on the issuance of convertible debentures and convertible preferred stock to obtain working capital and may continue to do so in the future. As of December 31, 2008, there are outstanding $1,038,584 in principal of convertible debentures and promissory notes ($838,584 in principal issued by us to iVoice and $200,000 in principal issued by Thomas Pharmaceutical Acquisition Corp. to BioBridge LLC) and 550 shares of Series B Convertible Preferred Stock with a stated value of $1,000 per share convertible into our shares issued by us to iVoice. $941,784 of the convertible debentures and promissory notes provide that, at the holder’s option, principal and interest due on the debentures can be converted into the number of shares of Class A Common Stock determined by dividing the amount of the debenture being converted by a 20% discount to the lowest closing bid price of the Class A Common Stock for the five trading days before the conversion date. $96,800 of the convertible debentures provide that, at the holder’s option, principal and interest due on the debentures can be converted into the Series B Convertible Preferred Stock having a stated value of $1,000 per share. The Series B Convertible Preferred Stock is convertible at the holder’s option into the number of shares of Thomas Pharmaceuticals’ Class A Common Stock determined by dividing the stated value of the shares of Series B Convertible Preferred Stock being converted by a 20% discount to the lowest closing bid price of the Class A Common Stock for the five trading days before the conversion date. Provisions of the amended Certificate of Incorporation limit the holders of the Series B Preferred Stock from converting these shares into more than 9.99% of the total Class A Common Stock at that time of conversion. If we assume a constant market price of $0.0001 and a constant conversion price of $0.00008, we will issue in the aggregate of approximately 19,855,000,000 shares of Class A Common Stock (issuance of up to approximately 6,875,000,000 shares for conversion of the iVoice Series B Convertible Preferred Stock, up to 10,480,000,000 shares for conversion of the iVoice Convertible Debentures and Promissory Notes and up to 2,500,000,000 shares for conversion of Thomas Pharmaceutical Acquisition Corp. Convertible Debentures). There is no limit upon the number of shares that we may be required to issue upon conversion of any of these obligations. $941,784 in principal of convertible debentures is secured by substantially all of our assets. In order to obtain working capital in the future, we may issue additional equity securities and convertible obligations.

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

We are dependent on external financing to fund our operations. For the years ended December 31, 2007 and 2008, we reported net cash used in operating activities of $177,795 and $53,398, respectively, and will require financing for working capital to meet our operating obligations.  Cash reserves at December 31, 2008 are not sufficient to sustain our operations at these levels and we anticipate that we will require financing on an ongoing basis for the foreseeable future to fund our working capital needs.  We will need to raise approximately $500,000 to sustain our operations over the next twelve months.  There is no guarantee that we will be able to raise enough capital or generate revenues to sustain our operations. In addition, our going concern opinion may negatively impact our ability to raise necessary funds.   See “Management’s Discussion and Analysis or Results of Operations - Liquidity and Capital Resources.” We cannot assure you that we will be able to access such financing in sufficient amounts or at all when needed. Our inability to obtain sufficient financing would have an immediate material adverse effect on us, our financial condition and our business.

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

Thomas Pharmaceuticals’ obligations under the secured convertible debentures and promissory notes are secured by substantially all of its assets.

Our obligations under $838,584 in principal of secured convertible debentures and promissory notes issued by Thomas Pharmaceuticals to iVoice are secured by substantially all of our assets. In addition, $103,800 in principal of secured convertible debentures issued by Thomas Pharmaceutical Acquisition Corp., an entity unaffiliated with iVoice or Thomas Pharmaceuticals are secured, subject to the prior security interest of iVoice, by substantially all of our assets.  The net proceeds of $160,000 from the convertible debentures were loaned by Thomas Pharmaceutical Acquisition Corp. (“Thomas Acquisition”) to Thomas Pharmaceuticals and Thomas Pharmaceuticals executed a Promissory Note for such funds.  In exchange for and in consideration of BioBridge LLC purchasing the Thomas Acquisition secured convertible debenture and thereby permitting Thomas Acquisition to loan the net proceeds to Thomas Pharmaceuticals for operations, Thomas Pharmaceuticals agreed to have the Thomas Acquisition convertible debenture secured with assets of Thomas Pharmaceuticals and convertible into shares of Thomas Pharmaceuticals.  As a result, if we default under the terms of the secured convertible debentures issued by us or Thomas Acquisition, the secured lenders could foreclose on their security interests and liquidate all of our assets. This would cause operations to cease.

If Thomas Pharmaceuticals loses the services of its key personnel, its business may suffer.

We currently only have one part-time employee.  We are dependent on our key officer Mark Meller, our President and Chief Executive Officer.  The loss of Mr. Meller could materially harm our business because of the cost and time necessary to retain and train a replacement. Such a loss would also divert management attention away from operational issues.  To minimize the effects of such loss, we have entered into an employment contract with Mr. Meller.

We have no key man insurance on any of our employees and do not expect to obtain such insurance in the future. If we lose the services of any key personnel and such personnel can not be replaced on a timely basis our business may suffer.

Thomas Pharmaceuticals employment agreements are a significant expense for our Company.

We have entered into an employment agreement with Mark Meller, our President and Chief Executive Officer, pursuant to which we agreed to pay Mr. Meller the sum of $80,000 the first year with an annual increase of 10% every year thereafter.  Mr. Meller will also participate in the Company’s Corporate Compensation Program as approved and authorized by the Board of Directors. The compensation payable to Mr. Meller under this agreement may be paid in the form of cash or shares of Class B Common Stock at the option of the Company.

Our employment agreement with Mr. Meller provides for significant severance payments in certain events.  In the event Mr. Meller’s employment agreement is terminated by us for cause or due to Mr. Meller’s disability or retirement, we will pay him his full base salary for five years from the date of termination at the highest salary level under the agreement.  In addition, in the event Mr. Meller’s employment agreement is terminated by us within three years following a change in control, as defined in the employment agreement, or by Mr. Meller for good reason (as defined in the employment agreement) within three years following a change in control, Mr. Meller will be entitled to receive a severance payment up to three hundred percent, less $100, of his gross income for services rendered to us in each of the five prior calendar years (or shorter period during which Mr. Meller has been employed by us).

The salary obligations of Mr. Meller, which is a significant expense and use of funds for the Company which has limited operations and resources.  We currently do not have funds available to pay this salary.  In addition, the severance provisions with Mr. Meller may be additional significant expenses for us in the event those agreements are triggered.   Such costs may also discourage potential acquisition proposals, which may negatively affect our stock price.

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

Our success relies in great part on establishing and maintaining strategic relationships with retailers, such as major drug store chains, to distribute and sell our products. During 2006 and 2007 the product was available through major national and regional retailers who decided to no longer carry the Acid+All® product since we did not have the financial resources for necessary sales and marketing activities at that time. We are currently not shipping Acid+All® to any retailers.   Currently, we have no new orders for its product and if we were to receive any order for the Acid+All® product it would be unable to fill such order since our contract packager has ceased packaging the Acid+All® product based on our financial condition and we have no packaged products in inventory.  If Thomas Pharmaceuticals is able to obtain necessary financing it may be able to enter into a new arrangement with a contractor to package Acid+All® and may be able to develop new contracts with retailers.  However, no such assurance can be given that Thomas Pharmaceuticals will be able to obtain financing or enter into any new contracts with retailers or a packager.   Our inability to establish or maintain strategic relationships with retailers may reduce our revenues and increase our losses from operations.

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

We face an inherent risk of exposure to product liability claims in the event that the use of our products results in injury. We currently do not have any product liability insurance because of our financial situation. Product liabilities relating to our products could adversely affect us.

Our Class A common stock is deemed to be "penny stock," which may make it more difficult for investors to sell their shares due to suitability requirements.

Our Class A common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. These requirements may reduce the potential market for our Class A common stock by reducing the number of potential investors.  This may make it more difficult for investors in our Class A common stock to sell shares to third parties or to otherwise dispose of them.  This could cause our stock price to decline.  Penny stocks are stock:

•	With a price of less than $5.00 per share
•	That are not traded on a "recognized" national exchange;
•	Whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ listed stock must still have a price of not less than $5.00 per share); or
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

The sale of a large number of our shares, or the perception that such a sale may occur, could lower our stock price.  Such sales could make it more difficult for us to sell equity securities in the future at a time and price that we consider appropriate.  As of December 31, 2008, approximately 92,000,000 shares of our Class A Common Stock could be considered “restricted securities” and saleable only upon registration under the Securities Act of 1933, as amended (the “Securities Act”), upon compliance with Rule 144 of the Securities Act, or pursuant to another exemption from registration.

ITEM 2. Description of Property.

We do not own any real property for use in our operations or otherwise.

Our executive offices are located at 750 Highway 34, Matawan, NJ 07747 and our telephone number is (732) 441-7700.  However, the Company does not have a lease or pay direct rent for these offices which are located within the corporate offices of iVoice, Inc.

ITEM 3. Legal Proceedings.

We are subject to litigation from time to time arising from our normal course of operations.

On December 13, 2007, Independent Can filed suit against the Company seeking payment of monies owed equal to $19,100.80. Independent Can had provided the Company the tins that held the Acid+All® tablets.  In June 2008, the Company defaulted on a settlement agreement and Independent Can was awarded a judgment for $14,785.32 for amounts due on the original stipulation of settlement. As of the date of this filing, the judgment is still outstanding.

On May 27, 2008, Lebhar Friedman, Inc. filed suit against the Company in the Superior Court of New Jersey, Monmouth County, for the sum of $16,230.80 for failure to pay for goods and/or services received by the Company.  On December 1, 2008 a Default Judgment was entered against the Company.  On February 11, 2009, the Company executed a settlement with Lebhar Friedman by the issuance of 10,000,000 shares of Class A Common Stock and a cash payment of $1,500.

On August 7, 2008, the intellectual property attorney Ursula Day asserted a claim against the Company for unpaid bills equal to $9,547.  The Company has been in discussions attempting to resolve this dispute. Ms. Day has been gathering documentation to support her claim. As soon as this is completed, the Company will attempt to settle this dispute.

On January 22, 2009, the accounting firm of Rosen, Seymour, Shapss, Martin & Company LLP filed suit against the Company for the sum of $25,000 claiming that the Company did not pay the accounting firm fees previously agreed upon.  The Company has retained local counsel and intends to vigorously defend this suit.

PART II

ITEM 5.   Market for Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Class A common stock, no par value, is quoted on the NASD OTC Bulletin Board under the symbol “TPHM.”  The following table shows the high and low closing prices for the periods indicated.

	High	Low
FISCAL YEAR 2007

Fourth Quarter (from 12/26/07)	$0.01	$0.001

FISCAL YEAR 2008

First Quarter	$0.0050	$0.0001
Second Quarter	$0.0008	$0.0002
Third Quarter	$0.0007	$0.0001
Fourth Quarter	$0.0010	$0.0001

Holders of Common Equity.

As of April 3, 2009, the number of record holders of our common shares was approximately 755.

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

Recent Sales of Unregistered Securities

On June 10, 2008, the Company received $77,250 from iVoice, Inc. for an initial investment in Small Cap Advisors. The Company secured the receipt with a convertible promissory note, at an interest of prime plus 1 (4.25% at December 31, 2008) percent per annum. Additional amounts may be added to this note based on any unpaid administrative service fees and will accrue interest at the above specified rate from date of advance until paid. The principal and interest shall be due and payable as follows: (a) interest shall accrue monthly on the unpaid balance and shall be paid annually, and (b) principal shall be payable on demand.

On June 11, 2008, the Company converted its outstanding accounts due to iVoice, Inc. for unpaid administrative services in the amount of $47,302 into a convertible promissory note at the rate of prime plus 1 (4.25% at December 31, 2008) percent per annum. Additional amounts may be added to this note based on any unpaid administrative service fees and will accrue interest at the above specified rate from date of advance until paid. The principal and interest shall be due and payable as follows: (a) interest shall accrue monthly on the unpaid balance and shall be paid annually, and (b) principal shall be payable on demand.

During the year ended December 31, 2008, the Company issued 142,600,000 shares of Class A common stock to iVoice, Inc. as repayment of principal on an outstanding convertible debenture, valued at $66,100.

On February 11, 2009, the Company issued 10,000,000 shares of Class A Common Stock to Lebhar Friedman as part of a settlement of all outstanding debts due to Lebhar Friedman pursuant to the agreement executed on the same day.

On March 23, 2009, The Company issued 54,000,000 shares of Class A common stock to iVoice, Inc. as repayment of principal on an outstanding convertible debenture, valued at $5,400.

Description of Securities

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

As of December 31, 2008 there are no shares of the Series A Convertible Preferred Stock issued and outstanding.

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

As of December 31, 2008 there are 550 shares issued and outstanding.

Class A Common Stock

Class A Common Stock consists of 10,000,000,000 shares of authorized preferred stock with no par value.  As of December 31, 2008, there are 477,810,067 shares issued and outstanding.

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

Class B Common Stock

Class B Common Stock consists of 50,000,000 shares of authorized preferred stock with no par value.  As of December 31, 2008 there are no shares of Class B Common Stock issued and outstanding.

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

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	N/A	N/A	0
Equity compensation plans not approved by security holders	N/A	N/A	52,216,038	(1)
Total	N/A	N/A	52,216,038	(1)

(1) As of December 31, 2008, 52,216,038 shares of Class A Common Stock remained available for future issuance under the Thomas Pharmaceuticals, Ltd. 2008 Stock Incentive Plan.

Thomas Pharmaceuticals, Ltd. 2008 Stock Incentive Plan

The Thomas Pharmaceuticals 2008 Stock Incentive Plan (the "Plan") was approved by the Board of Directors, and became effective, on October 3, 2008.  The shares that may be delivered or purchased or used for reference purposes under the Plan shall not exceed an aggregate of twenty percent (20%) of the issued and outstanding shares of the Company's Class A Common Stock, no par value per share, as determined by the Board from time to time. The purpose of the Plan is to (i) provide long-term incentives and rewards to employees, directors, independent contractors or agents of Thomas Pharmaceuticals and its subsidiaries; (ii) assist Thomas Pharmaceuticals in attracting and retaining employees, directors, independent contractors or agents with experience and/or ability on a basis competitive with industry practices; and (iii) associate the interests of such employees, directors, independent contractors or agents with those of Thomas Pharmaceuticals' stockholders. Awards under the Plan may include, but need not be limited to, stock options (including non-statutory stock options and incentive stock options, stock appreciation rights, warrants, dividend equivalents, stock awards, restricted stock, phantom stock, performance shares or other securities or rights that the Board of Directors determines to be consistent with the objectives and limitations of the Plan. Under the Plan, the Board may provide for the issuance of shares of the Company's Class A Common Stock as a stock award for no consideration other than services rendered or, to the extent permitted by applicable state law, to be rendered. The Board shall have all the powers vested in it by the terms of the Plan, such powers to include exclusive authority (within the limitations of the Plan) to select the Eligible Participants to be granted awards under the Plan, to determine the type, size and terms of the awards to be made to each Eligible Participant selected, to determine the time when the awards will be granted, when they will vest, when they may be exercised, and when they will be paid, to amend awards previously granted, and the establish objectives and conditions, if any, for earning awards and whether awards will be paid after the end of the award period.

Thomas Pharmaceuticals, Ltd. 2008 Directors’ and Officers’ Stock Incentive Plan

The Thomas Pharmaceuticals, Inc. 2008 Directors' and Officers' Stock Incentive Plan (the "D&O Plan") was approved by the Board of Directors, and become effective, on October 3, 2008. The shares that may be delivered or purchased or used for reference purposes under the D&O Plan shall not exceed an aggregate of twenty percent (20%) of the issued and outstanding shares of the Company's Class A Common Stock, no par value per share, as determined by the Board from time to time.  The purpose of the D&O Plan is to (i) provide long-term incentives and rewards to officers and directors of the Company and its subsidiaries;  (ii) assist the Company in attracting and retaining officers and directors, with experience and/or ability on a basis competitive with industry practices; and (iii) associate the interests of such officers and directors with those of the Company's stockholders.  Awards under the D&O Plan may include, but need not be limited to, stock options (including non-statutory stock options and incentive stock options), stock appreciation rights, warrants, dividend equivalents, stock awards, restricted stock, phantom stock, performance shares or other securities or rights that the Board of Directors determines to be consistent with the objectives and limitations of the D&O Plan.  Under the D&O Plan, the Board may provide for the issuance of shares of the Company's Class A Common Stock as a stock award for no consideration other than services rendered or, to the extent permitted by applicable state law, to be rendered. The Board shall have all the powers vested in it by the terms of the Plan, such powers to include exclusive authority (within the limitations of the Plan) to select the Eligible Participants to be granted awards under the Plan, to determine the type, size and terms of the awards to be made to each Eligible Participant selected, to determine the time when the awards will be granted, when they will vest, when they may be exercised, and when they will be paid, to amend awards previously granted, and the establish objectives and conditions, if any, for earning awards and whether awards will be paid after the end of the award period.

ITEM 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis of our financial condition and results of operations includes "forward-looking" statements that reflect our current views with respect to future events and financial performance.  We use words such as “we” "expect," "anticipate," "believe," and "intend" and similar expressions to identify forward-looking statements.  You should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties inherent in future events and you should not rely unduly on these forward looking statements.  We will not necessarily update the information in this discussion if any forward-looking statement later turns out to be inaccurate.

You should read the following discussion in conjunction with our financial statements and related notes included elsewhere in this filing as well as our audited statements and related notes for the fiscal year ended December 31, 2007 filed with Form 10-KSB previously filed with the SEC.  The following discussion contains forward-looking statements.  Please see “Forward Looking Statements - Cautionary Factors” for a discussion of uncertainties, risks and assumptions associated with these statements.

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

In June 2008, the Company formed a new, wholly owned subsidiary, Small Cap Advisors, Inc., to provide investor relation (“IR”) services to small and medium sized public companies. Micro-cap public companies typically take a stock promotion approach to IR. This involves sending out un-targeted mass emails to potential investors, or getting profiled on investor relations websites.  The Company believed this was no longer a viable approach to gaining new investors, and in fact, current IR strategies may have actually undermined marketing efforts and diminishing shareholder goodwill.  The Company developed a process which it called “SEO-IR”, which involved a search engine optimization approach to IR.  SEO-IR was designed to build awareness, credibility, relevance, and a community of dedicated shareholders for the Company’s clients. Furthermore, SEO-IR would have facilitated the convergence of the client’s corporate marketing strategy and IR strategy by aligning multiple distribution channels to reach a targeted, engaged audience. However, the Company abandoned this business model in the fall of 2008 after the economic crisis in the U.S. began and the stock markets began to rapidly deteriorate in value.  The Company does not anticipate re-starting the operations of SEO-IR.

Results of Operations

Year ended December 31, 2008 compared to year ended December 31, 2007

Total revenues for the years ended December 31, 2008 and 2007 were $46,651 and $22,857, respectively. Revenues in the year ended December 31, 2008 were from finished goods inventory on-hand and the reversal of reserves recorded in 2007 for chargebacks, rebates and product returns as the criteria for meeting the recognition of this revenue has occurred in 2008. Sales for the year ended December 31, 2007 were $75,842, net of a provision for product returns and allowance of $52,985.

Gross profit (loss) for the years ended December 31, 2008 and 2007 was $46,651 and $(38,198), respectively. The gross profit in the year ended December 31, 2008 was the result of the sales of finished goods that had previously been written down to $0 and there were no costs on collections.  For the year ended December 31, 2007, our standard product gross profit of 50% was substantially eroded by the effect of the provision for product returns and a provision for obsolete inventory of $26,117.

Operating expenses for the years ended December 31, 2008 and 2007 were $509,324 and $843,422, respectively. The costs in 2008 primarily represent the costs of running a public company, executive compensation of $133,500, administrative service fees of $48,000 and professional fees for accounting, legal and business consulting services of $219,940. In addition, the Company incurred $77,038 of expenses related to Small Cap Advisors during its first couple of months of operation. The costs in 2007 primarily consist of $93,315 for a sampling event in San Francisco on Valentine’s Day, $42,031 provision for bad debts, depreciation, amortization and impairment of intangible assets of $186,237, executive compensation of $71,514, professional fees for accounting and legal of $237,080, administrative service fees of $55,333, contract selling of $72,607, product sample costs of $28,583 and costs of staffing and running our field sales office in New York City of $55,422, which was closed on March 31, 2007.

Total other expense for the year ended December 31, 2008 was $296,567. This total was primarily comprised of $141,643 amortization of the discount on debt, $40,563 loss on revaluation of the derivatives and $114,361 of interest expense on the debentures and promissory notes. Total other expense for the year ended December 31, 2007 was $344,895.  This total was primarily comprised of $122,905 amortization of the discount on debt, $126,459 loss on revaluation of the derivatives and $95,531 of interest expense on the on the debentures and promissory notes. The increase in amortization of the discount on debt and the increase in interest expense were related to the increases in convertible debt as compared to the prior year.

Loss before preferred dividends for the years ended December 31, 2008 and 2007 were $759,240 and $1,226,515, respectively. The decrease in loss before preferred dividends of $467,275 was primarily the results of the Company curtailing any spending for selling, marketing and advertising until further funding becomes available.

Preferred dividends for the years ended December 31, 2008 and 2007 were $55,151 and $54,999, respectively. These dividends are accrued pursuant to the provisions of the Series B Convertible Preferred Stock and remain unpaid.

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

On June 10, 2008, the Company received $77,250 from iVoice, Inc. for an initial investment in Small Cap Advisors. The Company secured the receipt with a convertible promissory note, at an interest of prime plus 1 (4.25% at December 31, 2008) percent per annum. Additional amounts may be added to this note based on any unpaid administrative service fees and will accrue interest at the above specified rate from date of advance until paid. The principal and interest shall be due and payable as follows: (a) interest shall accrue monthly on the unpaid balance and shall be paid annually, and (b) principal shall be payable on demand.

On June 11, 2008, the Company converted its outstanding accounts due to iVoice, Inc. for unpaid administrative services in the amount of $47,302 into a convertible promissory note at the rate of prime plus 1 (4.25% at December 31, 2008) percent per annum. Additional amounts may be added to this note based on any unpaid administrative service fees and will accrue interest at the above specified rate from date of advance until paid. The principal and interest shall be due and payable as follows: (a) interest shall accrue monthly on the unpaid balance and shall be paid annually, and (b) principal shall be payable on demand.

To date, the Company has incurred substantial losses, and will require financing for working capital to meet its operating obligations. We anticipate that we will require financing on an ongoing basis for the foreseeable future to fund our working capital needs.

During the years ended December 31, 2008 and 2007 the Company had net decreases in cash of $3,148 and $2,042, respectively. The Company’s principal sources and uses of funds during these periods was as follows:

Cash flows from operating activities.  The Company used $53,398 in cash for operations in the year ended December 31, 2008, a decrease of $124,397 compared to $177,795 in cash used for operations in the year ending December 31, 2007.  The cash used in operations in 2008 was primarily the result of a net cash loss (net loss after adding back non-cash items but before considering changes in certain assets and liabilities) of $504,169 offset by increases in accounts payable and accrued liabilities of $450,771. The cash used in operations in 2007 was primarily the result of lower net cash loss (net loss after adding back non-cash items but before considering changes in certain assets and liabilities) of $710,399 offset by decreases in accounts receivable of $1,277, inventory of $8,640 and prepaid expenses of $56,177 and increases in accounts payable and accrued liabilities of $466,510. The lower net cash loss was primarily from the curtailment of cash type expenses

Cash flows from investing activities.  The Company did not use any cash for investing activities in the year ended December 31, 2008. The Company used cash of $3,247 for investing activities in the year ended December 31, 2007 for additional spending on patents.

Cash flows from financing activities. The Company provided $50,250 in cash from financing activities in the year ended December 31, 2008. The Company received gross proceeds of $77,250 from iVoice, Inc to fund the initial investment in Small Cap Advisor and repaid $27,000 during the year. The Company provided $179,000 cash from financing in the year ended December 31, 2007. This represented the proceeds from the sale of $185,000 of debt financing to iVoice and Thomas Acquisition, less a $6,000 repayment of debt during the year.

Off-Balance Sheet Arrangements

During fiscal year ended December 31, 2008, the Company did not engage in any material off-balance sheet activities nor have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

ITEM 8. Financial Statements and Supplementary Data.

The financial statements and notes of this Form 10-K appear after the signature page to this Form 10-K.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On March 10, 2009, Bagell, Josephs, Levine & Company, L.L.C. was dismissed by the Company as its independent accountant.  On March 11, 2009, the Registrant engaged Rosenberg Rich Baker Berman & Company as its independent accountant to conduct the audit for the fiscal year ended December 31, 2008.

In connection with this change in accountants subject to paragraph (a) of Item 304 of Regulation S-K:  (i) there was no disagreement of the type described in paragraph (a)(1)(iv) or any reportable event as described in paragraph (a)(1)(v) of Item 304 and (ii) during the fiscal year in which the change in accountants took place or during the subsequent fiscal year, there have been no transactions or events similar to those which involved such disagreement or reportable event.

Item 9A(T). Controls and Procedures.

Evaluation of disclosure controls and procedures.

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of December 31, 2008.  Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer had concluded that the Company's disclosure controls and procedures were not effective.

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the securities Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was not effective for the following reasons:

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

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we engaged our independent registered public accounting firm to perform, an audit on our internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report. Our registered public accounting firm will be required to attest to our management's assessment of internal control over financial reporting tentatively beginning with our annual report for the year ended December 31, 2009.

Changes in internal controls.

Management of the Company has also evaluated, with the participation of the Chief Executive Officer of the Company, any change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal year covered by this Annual Report on Form 10-K.  There was no change in the Company's internal control over financial reporting identified in that evaluation that occurred during the fiscal year covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Risk factors related to controls and procedures

The Company has limited segregation of duties amongst its employees with respect to the Company's preparation and review of the Company's financial statements due to the limited number of employees, which is a deficiency in internal controls, and if the Company fails to maintain an effective system of internal controls, it may not be able to accurately report its financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in the Company's financial reporting which could harm the trading price of the Company's stock.

Management has found it necessary to limit the Company's administrative staffing in order to conserve cash, until the Company's level of business activity increases. As a result, there is very limited segregation of duties amongst the administrative employees, and the Company and its independent public accounting firm have identified this as a deficiency in the Company's internal controls. The Company intends to remedy this deficiency by hiring additional employees and reallocating duties, including responsibilities for financial reporting, among the employees as soon as there are sufficient resources available. However, until such time, this deficiency will continue to exist. Despite the limited number of administrative employees and limited segregation of duties, management believes that the Company's administrative employees are capable of following its disclosure controls and procedures effectively.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The Company has two directors and one principal officer. Listed below is certain information concerning individuals who currently serve as directors and executive officers of the Company.

Name	Age	Position	Period Served as Officer\Director
Mark Meller	49	President, Chief Executive Officer and Director	5-22-08 to present

Frank V. Esser	69	Director	1-06-06 to present

Jerome R. Mahoney	49	Non-Executive Chairman of the Board of Directors	5-19-05 to 4-16-08

John E. Lucas	76	President, Chief Executive Officer Chief Financial Officer and Director	1-06-06 to 4-28-08

Mark Meller. Mr. Meller has been the President, Chief Executive Office and Director since May 22, 2008.  Since September 15, 2003, Mr. Meller has been the President, Chief Financial Office and Director of Trey Resources, Inc. From October 2004 until February 2007, Mr. Meller was the President, Chief Executive Officer, Chief Financial Officer and Director of Deep Field Technologies, Inc. Since December 15, 2004, Mr. Meller has been the President, Chief Executive Officer, Chief Financial Officer and Director of MM2 Group, Inc. From August 29, 2005 until August 2006, Mr. Meller was the President, Chief Executive Officer and Chief Financial Officer of iVoice Technology, Inc. Since 1988, Mr. Meller has been Chief Executive Officer of Bristol Townsend & Co., Inc., a New Jersey based consulting firm providing merger and acquisition advisory services to middle market companies. From 1986 to 1988, Mr. Meller was Vice President of Corporate Finance and General Counsel of Crown Capital Group, Inc, a New Jersey based consulting firm providing advisory services for middle market leveraged buy-outs (LBO’s). Prior to 1986, Mr. Meller was a financial consultant and practiced law in New York City. He is a member of the New York State Bar.

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

Jerome R. Mahoney.   Mr. Mahoney has served as Director of the Company since its inception through April 16, 2008.  He was elected Vice President and Secretary of the Company on February 23, 2006 and served in this position through November 21, 2007.  He served as the Non-Executive Chairman of the Board of Thomas Pharmaceuticals from November 21, 2007 through April 16, 2008.  On April 16, 2008, Mr. Mahoney resigned his positions as Non-Executive Chairman of the Board and Director of Thomas Pharmaceuticals and became a consultant to the Company.  Mr. Mahoney has been the President and Chief Executive Officer and a director of iVoice, Inc. since May 21, 1999.  Mr. Mahoney is also the Non-Executive Chairman of the Board of Trey Resources, Inc. Livingston, New Jersey, and has been a director of Trey Resources since January 1, 2003. He was also the Non-Executive Chairman of the Board of SpeechSwitch, Inc. Matawan, New Jersey from November 10, 2004 through February 7, 2008.  He also held the Non-Executive Chairman of the Board of Deep Field Technologies, Inc. Matawan, New Jersey from November 10, 2004 through February 13, 2007. Mr. Mahoney has served as Non-Executive Chairman of the Board of MM2 Group, Inc. Livingston, New Jersey since October 19, 2005. Mr. Mahoney has served as iVoice Technology’s Non-Executive Chairman of the Board from November 10, 2004 until August 30, 2006 and President, Chief Executive Officer and Secretary since August 30, 2006.

John E. Lucas.  Mr. Lucas had served as Thomas Pharmaceuticals’ Chief Executive Officer and a director since February 2005 and President since March 15, 2007.  Mr. Lucas resigned as President, Chief Executive Officer and Director on April 28, 2008.  Mr. Lucas served as Chairman and Chief Executive Officer of EpiCept Corporation, New Jersey and Munich, Germany from January 1999 to July 2004. Mr. Lucas was also a director and on the audit, compensation and corporate governance committees of Sequenom, Inc. a producer of sophisticated DNA analysis and molecular diagnostics systems from 1998 to 2006.

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

For the year ended December 31, 2008, the Board held no meetings.  In addition, the Board acted through written unanimous consent in lieu of a meeting on fourteen (14) occasions.

AUDIT COMMITTEE

During 2008, Messrs. Esser and Meller served on the Audit Committee with Mr. Esser serving as the Chairman of the committee. The Audit Committee has one independent member who may also be deemed to be a financial expert as defined in §228.401(e) of the regulations promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended.  Management is responsible for the Company’s internal controls and the financial reporting process. The independent auditors are responsible for performing an independent audit of the Company’s consolidated financial statements in accordance with generally accepted accounting principles and to issue a report thereon and as to management’s assessment of the effectiveness of internal controls over financial reporting. The Audit Committee’s responsibility is to monitor and oversee these processes, although the members of the Audit Committee are not engaged in the practice of auditing.  The Audit Committee did not meet in 2008 and did not act through written unanimous consent in lieu of a meeting. The Board of Directors approved an Audit Committee Charter on April 14, 2008. As of this date, the Audit Committee operates pursuant to this Audit Committee Charter.

NOMINATING COMMITTEE

The Company does not have a standing nominating committee or a committee performing similar functions, as the Board of Directors consists of only two members.  Due to the Company’s size, it finds it difficult to attract individuals who would be willing to accept membership on the Company’s Board of Directors.  Therefore, with only two members of the Board of Directors, the full Board of Directors would participate in nominating candidates to the Board of Directors.  The Company did not have an annual meeting of shareholders in the past fiscal year.

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

Code of Ethics.

On April 14, 2008, the Board of Directors of the Company adopted a Code of Ethics for adherence by its senior corporate officers to ensure honest and ethical conduct; full, fair and proper disclosure of  financial information in the Company's periodic reports filed pursuant to the Securities Exchange Act of 1934; and compliance with applicable laws, rules, and regulations. Any person may obtain a copy of our Code of Ethics by mailing a request to the Company at the address appearing on the front page of this Annual Report on Form 10-K.

Item 11. Executive Compensation.

The following table sets forth compensation information for services rendered by certain of our executive officers in all capacities during the last two completed fiscal years.  The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted, and certain other compensation, if any, whether paid or deferred.

Summary Compensation Table

Name and Position(s)	Year	Salary($)	All Other Compensation	Total Compensation
Mark Meller	2008	$52,222	$35,000	$87,222
President and Chief Executive Officer (1)

John E. Lucas	2008	$21,488	$0	$21,488
Chief Executive Officer and	2007	$62,070	$0	$62,070
President (2)

Farris M. Thomas, Jr.	2007	$15,000	$0	$15,000
President (3)

(1)
Mr. Meller has been serving as the President and Chief Executive Officer since May 2008. $49,439 of this compensation remains unpaid at December 31, 2008. Mr. Meller also received a signing bonus of $35,000 in the form of a five year promissory note.

(2)
Mr. Lucas had served as the Chief Executive Officer from February 2005 and the President since March 16, 2007, and both until April 29, 2008. $73,558 of this compensation remains unpaid at December 31, 2008.

(3)	Mr. Thomas had served as the President from July 2004 to March 15, 2007.

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

Director Compensation

Name and Position(s)	Year	Salary($)	Total Compensation
Jerome R. Mahoney (1)	2008	$24,792	$24,792

John E. Lucas (2)	2008	$--	$--

Frank V. Esser (3)	2008	$12,000	$12,000

(1)
Mr. Mahoney had served as the Non-Executive Chairman of the Board from May 2005 through November 2007 and received no compensation for his services. From November 2007, the date of the Distribution, until April 16, 2008, Mr. Mahoney received a salary for his services as Non-Executive Chairman of the Board of $85,000 for the first year with an annual increases based on the Consumer Price Index every year thereafter. On April 16, 2008, Mr. Mahoney resigned his position on the Board. Amounts shown are unpaid.

(2)	Mr. Lucas received no compensation for his service as a director. Mr. Lucas’s compensation received in his capacity as Chief Executive Officer is disclosed in the Summary Compensation Table above.

(3)	Mr. Esser has been serving as our outside director since January 2006 at a fee of $12,000 per year. Amounts shown are unpaid.

Employment Contracts

Mark Meller

On May 22, 2008, the Company entered into an Employment Agreement with Mark Meller to serve as its President, Chief Executive Officer and Director through May 7, 2013 at an annual salary of $80,000 with an annual increase of 10% every year thereafter. This compensation may be paid in Class B Common Stock, in lieu of cash, at the option of Board of Directors. In addition, the Company issued a five (5) year promissory note in the amount of $35,000 for a signing bonus. The promissory note carries an interest charge of 3% per annum and is convertible into Class B common stock on a dollar for dollar basis plus accrued interest.

Mr. Meller shall be granted a stock option under the Company’s stock option plan as adopted by the Board of Directors and the shareholders of the Company. The Company will provide Mr. Meller a Stock Option Contract for his signature which will set out the terms of the option.

The Company also will pay Mr. Meller a $250,000 bonus for each merger or acquisition completed by the Company during the term of the agreement. The compensation payable to Mr. Meller under the agreement may be paid in the form of cash or shares of Class B Common Stock at the discretion of the Company and with the agreement of Mr. Meller.

In the event Mr. Meller’s employment agreement is terminated by the Company for cause, or by the Company due to Mr. Meller’s disability or retirement, The Company will pay him his full base salary for five years from the date of termination at the highest salary level under the agreement. In the event Mr. Meller’s employment agreement is terminated due to Mr. Meller’s death, The Company will pay to his estate his full base salary for eight years from the date of termination at the highest salary level under the agreement.

In the event Mr. Meller’s employment agreement is terminated by the Company following a change in control, as defined in the employment agreement for any reason other than cause, death, disability, retirement or good reason, Mr. Meller will be entitled to receive his base salary through the term of the agreement plus an additional five years following the date of termination at the highest rate in effect on that date.  In the event Mr. Meller’s employment agreement is terminated within three years following a change in control, other than for cause, retirement, death or disability, or by Mr. Meller for good reason within three years following a change in control, in lieu of the foregoing payment Mr. Meller will be entitled to receive a severance payment equal to three hundred percent (300%), less $100, at the rate equal to the greater of the rate in effect on the date prior to the change in control and the rate in effect at the time notice of termination is given. Under his employment agreement, “good reason” means, among other things, (1) any limitation on Mr. Meller’s powers as President and/or Chief Executive Officer, (2) a reduction in compensation, (3) a relocation of the Company outside New Jersey or (4) the failure of the Company to make any required payments under the agreement.

Jerome R. Mahoney

The Company entered into a five-year employment agreement with Mr. Mahoney on March 1, 2007, which became effective at the time of the Distribution. Pursuant to the agreement, Mr. Mahoney will serve as the Company’ Non-Executive Chairman of the Board for a term of five years. As consideration, the Company will pay Mr. Mahoney the sum of $85,000 the first year with an annual increase based on the Consumer Price Index every year thereafter. the Company also will pay Mr. Mahoney a bonus for each merger or acquisition completed by the Company equal to six percent (6%) of the gross consideration paid or received by the Company in a merger or acquisition completed by the Company during the term of the agreement. The compensation payable to Mr. Mahoney under the agreement may be paid in the form of cash, debt or shares of Class B Common Stock at the option of Mr. Mahoney. Mr. Mahoney resigned his position as Non-Executive Chairman of the Board on April 16, 2008 and his employment agreement terminated as of such date.

John E. Lucas

The Company entered into an employment agreement with Mr. Lucas as of January 6, 2006 pursuant to which Mr. Lucas served as the Company’s Chief Executive Officer. The agreement term expired on December 31, 2008. As consideration, the Company agreed to pay Mr. Lucas the sum of $60,000 the first year with an annual increase based on the Consumer Price Index every year thereafter. The Company also agreed to pay Mr. Lucas an annual cash bonus based upon the net sales of the Company, equal to 2.5% of net sales in excess of $1,000,000 in 2006 and 2007, and 4% of net sales over $6 million in 2008. The compensation payable to Mr. Lucas under the agreement may be paid in the form of cash, debt or shares of Class B Common Stock at the option of the Company. Mr. Lucas resigned his position as President and Chief Executive Office on April 29, 2008 and his employment agreement terminated as of such date with the provision that all earned and unpaid compensation owed to Mr. Lucas shall be paid to Mr. Lucas as set forth in the Employment Agreement, as amended.

Farris M. (Tom) Thomas, Jr.

The Company entered into an employment agreement with Mr. Thomas as of January 6, 2006 pursuant to which Mr. Thomas served as the Company’s President through his resignation on March 15, 2007. The agreement had a term until December 31, 2008. As consideration, the Company agreed to pay Mr. Thomas the sum of $72,000 the first year with an annual increase based on the Consumer Price Index every year thereafter. The Company also agreed to pay Mr. Thomas an annual cash bonus based upon the net sales of the Company, equal to 2.5% of net sales in excess of $1,000,000 in 2006 and 2007, and 4% of net sales over $6 million in 2008. Mr. Thomas resigned as President of the Company on March 15, 2007 and his employment agreement terminated as of such date.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth certain information regarding the beneficial ownership of our voting securities as of April 3, 2009 of (i) each person known to us to beneficially own more than 5% of the applicable class of voting securities, (ii) our directors, (iii) and each named executive officer and (iv) all directors and executive officers as a group.  As of April 3, 2009, there were 550 shares of Series B Convertible preferred stock outstanding and a total of 541,810,067 shares of Class A common stock outstanding. Each share of Series B Convertible preferred stock shall have one vote for each shares of Class A Common Stock into which each shares of Series B Convertible preferred shares could be converted, assuming a conversion price of eighty percent (80%) of the lowest closing bid price of the Common Stock for the five (5) trading days immediately preceding the record date and shall be limited to no more than 9.99% of the total voting rights of the aggregate of the Series B Preferred Stock, Class A Common Stock and Class B Common Stock shareholders and of equal voting rights and powers of the holders of the Class A Common Stock and is entitled to vote together with respect to any question upon which the holders of Class A Common Stock have the right to vote. Each share of Class A common stock is entitled to one vote.

The number of shares beneficially owned is determined under rules promulgated by the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose.  Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of April 3, 2009, through the exercise or conversion of any stock option, convertible security, warrant or other right.  Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Security ownership of certain beneficial owners

		% of Class Beneficially Owned
Name/Address	Title of Class	Number		Percent
iVoice, Inc.	Series B Convertible Preferred	550		100.00%
750 Highway 34	Class A Common Stock	60,134,236	(1)	9.99%
Matawan, NJ 07747

BioBridge LLC	Series B Convertible Preferred	96.8	(2)	15.00%
One Kendall Square, #700	Class A Common Stock	1,290,000,000	(3)	70.42%
Cambridge, MA 02139

(1)
Represents the maximum number of shares that can be held on any conversion date of 9.99% of the Class A Common Shares outstanding for any conversion of both the Series B Preferred Stock and the Convertible Debentures assuming at conversion price of $.00008. The Series B Preferred Stock and the Convertible Debentures are convertible into an aggregate of 17,357,300,000 Class A Common Shares, assuming at conversion price of $.00008.

(2)
Includes 96.8 shares of Thomas Pharmaceuticals Series B Convertible Preferred Stock issuable upon the conversion of $96,800 in principal of debentures issued by Thomas Pharmaceutical Acquisition Corp. ($96,800 in stated value).

(3)
Represents the maximum of the following: (i) 1,290,000,000 shares of Thomas Pharmaceuticals Class A Common Stock issuable upon the conversion of $103,200 in principal of debentures issued by Thomas Pharmaceutical Acquisition Corp., an entity not affiliated with Thomas Pharmaceuticals or iVoice, convertible into shares of Thomas Pharmaceuticals Class A Common Stock at a conversion price equal to 80% of the lowest closing bid price of the common stock for the 5 trading days immediately preceding the conversion date; or (ii) 60,134,236 shares of Thomas Pharmaceuticals Class A Common Stock issuable, up to the limit of 9.99% of the total Class A Common Stock at that time, upon the conversion of a portion of the $96,800 in principal of debentures issued by Thomas Pharmaceutical Acquisition Corp. convertible into shares of Thomas Pharmaceuticals Series B Convertible Preferred Stock ($96,800 in stated value) which are in turn convertible into the number of shares of Thomas Pharmaceuticals’ Class A Common Stock determined by dividing the stated value of the number of shares of Series B Convertible Preferred Stock being converted by 80% of the lowest closing bid price of the common stock for the 5 trading days immediately preceding the conversion date. The Series B Preferred Stock and the Convertible Debentures are convertible into an aggregate of 2,500,000,000 Class A Common Shares, assuming at conversion price of $.00008.

Security ownership of management

		Common Stock Beneficially Owned
Name/Address	Title of Class	Number	Percent
Mark Meller (a)	Class A Common Stock	34,787,500	6.42%
Frank V. Esser (a)	Class A Common Stock	70,892	0.01%
Director and executive officer as a group	Class A Common Stock	34,858,392	6.43%
______________________________

(a) The address for these officers and directors is c/o Thomas Pharmaceuticals, Ltd. 750 Highway 34, Matawan, New Jersey 07747.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Accounts Due

           Reference is made to the employment agreement with Mr. Meller set forth under Item 11 Executive Compensation above.  As of December 31, 2008, the Company has accrued $49,439 of deferred compensation for the President and CEO of the Company. These deferrals will remain unpaid until the Board of Directors determines that the Company has sufficient liquidity to make such payments. The President and CEO of the Company have further agreed, however, to accept payment or partial payment, from time to time, in the form of the Company’s Class A Common Stock and/or the Company’s Class B Company Stock, at such time as the Board of Directors determines to issue such shares in satisfaction of these accrued liabilities.

On May 7, 2008, the Company executed an employment agreement with Mark Meller. As part of this agreement, the Company issued a five year promissory note in the amount of $35,000 for a signing bonus. The note carry interest charges of 3% per annum and is convertible into Class B common stock on a dollar for dollar basis plus accrued interest. As of December 31, 2008, the balance due on the note is $35,000 each, plus accrued interest of $685.

On June 10, 2008, the Company received $77,250 from iVoice, Inc. for an initial investment in Small Cap Advisors. The Company secured the receipt with a convertible promissory note, at an interest of prime plus 1 (4.25% at December 31, 2008) percent per annum. Additional amounts may be added to this note based on any unpaid administrative service fees and will accrue interest at the above specified rate from date of advance until paid. The principal and interest shall be due and payable as follows: (a) interest shall accrue monthly on the unpaid balance and shall be paid annually, and (b) principal shall be payable on demand. As of December 31, 2008, the balance due on the note is $69,250, plus accrued interest of $2,390.

On June 11, 2008, the Company converted its outstanding accounts due to iVoice, Inc. for unpaid administrative services in the amount of $47,302 into a convertible promissory note at the rate of prime plus 1 (4.25% at December 31, 2008) percent per annum. Additional amounts may be added to this note based on any unpaid administrative service fees and will accrue interest at the above specified rate from date of advance until paid. The principal and interest shall be due and payable as follows: (a) interest shall accrue monthly on the unpaid balance and shall be paid annually, and (b) principal shall be payable on demand. At December 31, 2008, the principal balance of the note is $71,302, plus accrued interest of $1,530.

Director Independence

Thomas Pharmaceutical’s board of directors consists of Mark Meller and Frank V. Esser. Mr. Esser is an “independent director” as such term is defined in Section 4200(a)(15) of the NASDAQ Marketplace Rules.

ITEM 14.  Principal Accountant Fees and Services

The following table sets forth fees billed to the Company by the Company’s independent auditors for the year ended December 31, 2008 and December 31, 2007 for (i) services rendered for the audit of the Company’s annual financial statements and the review of the Company’s quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

Services	2008	2007
Audit Fees	$19,000	$19,000
Audit - Related Fees	(1)	(1)
Tax fees	(1)	(1)
All Other Fees	$8,500	$1,500
Total	$27,500	$20,500
(1) Included in base audit fee, not itemized

Pursuant to pre-approval policies and procedures established by the Company’s Audit Committee with the Audit Committee being informed of each service and such policies and procedures do not include delegation of the Audit Committees responsibilities under the Securities Exchange Act of 1934, as amended, to management, prior to the Company engaging our independent registered public accounting firm to perform a particular service, our President and Audit Committee Chairman obtains an estimate for the service to be performed.  All of the services described above were approved by the Audit Committee Chairman in accordance with Audit Committee policies and procedures.

ITEM 15.    Exhibits and Financial Statement Schedules

Exhibit	Description
3.1	Certificate of Incorporation of Thomas Pharmaceuticals, Ltd. (f/k/a iVoice Acquisition Corp.), a New Jersey corporation, filed May 19, 2005. (1)
3.2	Amendment to Certificate of Incorporation of Thomas Pharmaceuticals, Ltd. (f/k/a iVoice Acquisition Corp.), a New Jersey corporation, filed January 4, 2006. (1)
3.3	Amendment to Certificate of Incorporation of Thomas Pharmaceuticals, Ltd., a New Jersey corporation, filed January 27, 2006. (1)
3.4	Amendment to Certificate of Incorporation of Thomas Pharmaceuticals, Ltd., a New Jersey corporation, filed April, 2007. (1)
3.5	Amendment to Certificate of Incorporation of Thomas Pharmaceuticals, Ltd., a New Jersey corporation, filed June 16, 2008. (5)
4.1	By-laws of Thomas Pharmaceuticals, Ltd., a New Jersey corporation. (1)
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

10.12	Secured Convertible Debenture dated April 27, 2006, issued by Thomas Pharmaceuticals, Ltd. a New Jersey corporation, for the sum of $225,000. (1)
10.13	Stock Purchase Agreement dated August 7, 2006 by and among Thomas Pharmaceuticals Ltd., Thomas Pharmaceutical Acquisition Corp. and iVoice, Inc. (1)
10.14	Extension Agreement by and among Thomas Pharmaceuticals Ltd., Thomas Pharmaceutical Acquisition Corp. and iVoice, Inc. dated January 26, 2007. (1)
10.15	Secured Convertible Debenture dated January 26, 2007, for the sum of $103,200 issued by Thomas Pharmaceutical Acquisition Corp., a Delaware corporation. (1)
10.16	Convertible Debenture dated January 26, 2007, for the sum of $96,800 issued by Thomas Pharmaceutical Acquisition Corp., a Delaware corporation. (1)
10.17	Promissory Note dated January 26, 2007, for the sum of $160,000 issued by Thomas Pharmaceuticals, Ltd., a New Jersey corporation. (1)
10.18	Amended and Restated Security Agreement dated June 14, 2007, issued by Thomas Pharmaceutical Acquisition Corp., a Delaware corporation, as amended. (3)
10.19	Secured Convertible Debenture dated February 7, 2007, issued by Thomas Pharmaceuticals, Ltd. a New Jersey corporation, for the sum of $25,000. (1)
10.20	Employment Agreement dated March 1, 2007 by and between Thomas Pharmaceuticals, Ltd. a New Jersey corporation, and Jerome R. Mahoney. (2)
10.21	Administrative Services Agreement dated March 1, 2007 between Thomas Pharmaceuticals, Ltd. a New Jersey corporation, and iVoice, Inc. (2)
10.22	Professional Services Agreement dated January 3, 2006 by and between P2B, Inc. and Thomas Pharmaceuticals, Ltd. (2)
10.23	Amendment to Employment Agreement dated June 11, 2007 by and between Thomas Pharmaceuticals, Ltd. a New Jersey corporation, and John E. Lucas (2)
10.24	Administrative Services Agreement dated June 20, 2008 between Small Cap Advisors, Inc., a wholly owned subsidiary and a New Jersey corporation and iVoice, Inc. (5)
10.25	Secured Convertible Promissory Note dated June 10, 2008, issued by Small Cap Advisors, Inc., a wholly owned subsidiary and a New Jersey corporation, for the sum of $77,250. (5)
10.26	Security Agreement dated June 20, 2008 by and between iVoice, Inc. and Small Cap Advisors, Inc, a New Jersey corporation. (5)
10.27	Consulting Agreement dated August 13, 2008 by and between Thomas Pharmaceuticals, Ltd. a New Jersey corporation, and Jerome R. Mahoney. (6)
10.28	Employment Agreement dated August 13, 2008 by and between Thomas Pharmaceuticals, Ltd. a New Jersey corporation, and Mark Meller. (6)
10.29	Administrative Services Agreement, Amendment No. 1, dated June 12, 2008 between Thomas Pharmaceuticals, Ltd., a New Jersey corporation and iVoice, Inc. (6)
10.30	Secured Convertible Promissory Note dated June 12, 2008, issued by Thomas Pharmaceuticals, Ltd., a New Jersey corporation, for accrued and unpaid administrative service fees. (6)
10.31	Security Agreement dated June 12, 2008 by and between iVoice, Inc. and Thomas Pharmaceuticals, Ltd., a New Jersey corporation. (6)
10.32	Promissory Note dated May 15, 2008 payable to Mark Meller. +
10.33	Promissory Note dated May 15, 2008 payable to Jerome Mahoney. +
14.1	Code of Ethics (4)
21	List of Subsidiaries +
31.1	Rule 13a-14(a)/15d-14(a) Certifications +
32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002 +

_________

(1)	Filed as an exhibit to the Registration Statement on Form SB-2, filed with the Commission on April 13, 2007 and incorporated herein by reference.
(2)	Filed as an exhibit to Amendment No. 1 to the Registration Statement on Form SB-2, filed with the Commission on June 18, 2007 and incorporated herein by reference.
(3)	Filed as an exhibit to Amendment No. 2 to the Registration Statement on Form SB-2, filed with the Commission on July 27, 2007 and incorporated herein by reference.
(4)	Filed as an exhibit to with the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2007 and incorporated herein by reference.
(5)	Filed as an exhibit to with the Registrant’s Form 8-K, filed with the Commission on June 23, 2008 and incorporated herein by reference.
(6)	Filed as an exhibit to with the Registrant’s Form 10-Q, filed with the Commission on August 14, 2008 and incorporated herein by reference.
+	Filed herewith.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Thomas Pharmaceuticals, Ltd

By:              /s/ Mark Meller                                                                                                                                     April 14, 2009
Mark Meller
President, Chief Executive Officer,
Chief Financial Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:              /s/ Mark Meller                                                                                                                                    April 14, 2009
Mark Meller
President, Chief Executive Officer,
Chief Financial Officer and Director

By:              /s/ Frank V. Esser                                                                                                                                April 14, 2009
Frank V. Esser
Director

INDEX OF EXHIBITS

3.1	Certificate of Incorporation of Thomas Pharmaceuticals, Ltd. (f/k/a iVoice Acquisition Corp.), a New Jersey corporation, filed May 19, 2005. (1)
3.2	Amendment to Certificate of Incorporation of Thomas Pharmaceuticals, Ltd. (f/k/a iVoice Acquisition Corp.), a New Jersey corporation, filed January 4, 2006. (1)
3.3	Amendment to Certificate of Incorporation of Thomas Pharmaceuticals, Ltd., a New Jersey corporation, filed January 27, 2006. (1)
3.4	Amendment to Certificate of Incorporation of Thomas Pharmaceuticals, Ltd., a New Jersey corporation, filed April, 2007. (1)
3.5	Amendment to Certificate of Incorporation of Thomas Pharmaceuticals, Ltd., a New Jersey corporation, filed June 16, 2008. (5)
4.1	By-laws of Thomas Pharmaceuticals, Ltd., a New Jersey corporation. (1)
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

10.12	Secured Convertible Debenture dated April 27, 2006, issued by Thomas Pharmaceuticals, Ltd. a New Jersey corporation, for the sum of $225,000. (1)
10.13	Stock Purchase Agreement dated August 7, 2006 by and among Thomas Pharmaceuticals Ltd., Thomas Pharmaceutical Acquisition Corp. and iVoice, Inc. (1)
10.14	Extension Agreement by and among Thomas Pharmaceuticals Ltd., Thomas Pharmaceutical Acquisition Corp. and iVoice, Inc. dated January 26, 2007. (1)
10.15	Secured Convertible Debenture dated January 26, 2007, for the sum of $103,200 issued by Thomas Pharmaceutical Acquisition Corp., a Delaware corporation. (1)
10.16	Convertible Debenture dated January 26, 2007, for the sum of $96,800 issued by Thomas Pharmaceutical Acquisition Corp., a Delaware corporation. (1)
10.17	Promissory Note dated January 26, 2007, for the sum of $160,000 issued by Thomas Pharmaceuticals, Ltd., a New Jersey corporation. (1)
10.18	Amended and Restated Security Agreement dated June 14, 2007, issued by Thomas Pharmaceutical Acquisition Corp., a Delaware corporation, as amended. (3)
10.19	Secured Convertible Debenture dated February 7, 2007, issued by Thomas Pharmaceuticals, Ltd. a New Jersey corporation, for the sum of $25,000. (1)
10.20	Employment Agreement dated March 1, 2007 by and between Thomas Pharmaceuticals, Ltd. a New Jersey corporation, and Jerome R. Mahoney. (2)
10.21	Administrative Services Agreement dated March 1, 2007 between Thomas Pharmaceuticals, Ltd. a New Jersey corporation, and iVoice, Inc. (2)
10.22	Professional Services Agreement dated January 3, 2006 by and between P2B, Inc. and Thomas Pharmaceuticals, Ltd. (2)
10.23	Amendment to Employment Agreement dated June 11, 2007 by and between Thomas Pharmaceuticals, Ltd. a New Jersey corporation, and John E. Lucas (2)
10.24	Administrative Services Agreement dated June 20, 2008 between Small Cap Advisors, Inc., a wholly owned subsidiary and a New Jersey corporation and iVoice, Inc. (5)
10.25	Secured Convertible Promissory Note dated June 10, 2008, issued by Small Cap Advisors, Inc., a wholly owned subsidiary and a New Jersey corporation, for the sum of $77,250. (5)
10.26	Security Agreement dated June 20, 2008 by and between iVoice, Inc. and Small Cap Advisors, Inc, a New Jersey corporation. (5)
10.27	Consulting Agreement dated August 13, 2008 by and between Thomas Pharmaceuticals, Ltd. a New Jersey corporation, and Jerome R. Mahoney. (6)
10.28	Employment Agreement dated August 13, 2008 by and between Thomas Pharmaceuticals, Ltd. a New Jersey corporation, and Mark Meller. (6)
10.29	Administrative Services Agreement, Amendment No. 1, dated June 12, 2008 between Thomas Pharmaceuticals, Ltd., a New Jersey corporation and iVoice, Inc. (6)
10.30	Secured Convertible Promissory Note dated June 12, 2008, issued by Thomas Pharmaceuticals, Ltd., a New Jersey corporation, for accrued and unpaid administrative service fees. (6)
10.31	Security Agreement dated June 12, 2008 by and between iVoice, Inc. and Thomas Pharmaceuticals, Ltd., a New Jersey corporation. (6)
10.32	Promissory Note dated May 15, 2008 payable to Mark Meller. +
10.33	Promissory Note dated May 15, 2008 payable to Jerome Mahoney. +
14.1	Code of Ethics (4)
21	List of Subsidiaries +
31.1	Rule 13a-14(a)/15d-14(a) Certifications +
32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002 +

_________

(1)	Filed as an exhibit to the Registration Statement on Form SB-2, filed with the Commission on April 13, 2007 and incorporated herein by reference.
(2)	Filed as an exhibit to Amendment No. 1 to the Registration Statement on Form SB-2, filed with the Commission on June 18, 2007 and incorporated herein by reference.
(3)	Filed as an exhibit to Amendment No. 2 to the Registration Statement on Form SB-2, filed with the Commission on July 27, 2007 and incorporated herein by reference.
(4)	Filed as an exhibit to with the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2007 and incorporated herein by reference.
(5)	Filed as an exhibit to with the Registrant’s Form 8-K, filed with the Commission on June 23, 2008 and incorporated herein by reference.
(6)	Filed as an exhibit to with the Registrant’s Form 10-Q, filed with the Commission on August 14, 2008 and incorporated herein by reference.
+	Filed herewith.

THOMAS PHARMACEUTICALS, LTD.
FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

THOMAS PHARMACEUTICALS, LTD.
FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

INDEX TO FINANCIAL STATEMENTS

Rosenberg Rich Baker Berman & Co
Certified Public Accountants
380 Foothill Road
Bridgewater, NJ 08807-0483
 Phone (908) 231-1000                    Fax (908) 231-6894

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders’ of Thomas Pharmaceuticals, Ltd.
Matawan, NJ

We have audited the accompanying balance sheet of Thomas Pharmaceuticals, Ltd. (the “Company”) as of December 31, 2008 and the related statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Thomas Pharmaceuticals, Ltd. as of December 31, 2008, and the results of its operations, changes in stockholders’ deficit, and cash flows for the year then ended, and are in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements for the years ended December 31, 2008 have been prepared assuming that the Company will continue as a going concern.   As discussed in Note 14 to the financial statements, the Company has sustained operating losses and capital deficits that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 14.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Rosenberg Rich Baker Berman & Co
Certified Public Accountants
Bridgewater, New Jersey

April 8, 2009

BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Certified Public Accountants
406 Lippincott Drive – Suite J
Marlton, New Jersey 08053
(856) 346-2828  Fax (856) 396-0022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders’ of Thomas Pharmaceuticals, Ltd.
Matawan, NJ

We have audited the accompanying balance sheets of Thomas Pharmaceuticals, Ltd. (the “Company”) as of December 31, 2007 and the related statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Thomas Pharmaceuticals, Ltd. as of December 31, 2007, and the results of its operations, changes in stockholders’ deficit, and cash flows for the year then ended, and are in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements for the year ended December 31, 2007 have been prepared assuming that the Company will continue as a going concern.   As discussed in Note 14 to the financial statements, the Company has sustained operating losses and capital deficits that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 14.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Certified Public Accountants
Marlton, New Jersey

April 2, 2008

THOMAS PHARMACEUTICALS, LTD
CONSOLIDATED BALANCE SHEETS
December 31,

	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$6,557	$9,705
Prepaid and other current assets	4,699	4,699
Total Current Assets	11,256	14,404

Property and equipment, net of accumulated depreciation of $118,555 and $117,428, respectively	2,253	3,380

TOTAL ASSETS	$13,509	$17,784

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$1,121,244	$768,130
Notes payable, net of discount of $107,495 and $0, respectively	123,007	--
Dividends payable	157,315	102,164
Derivative liability	1,297,494	1,132,379
Convertible debentures payable, net of discount of $416,012 and $519,048, respectively	281,620	190,952
Total Current Liabilities	2,980,680	2,193,625

Long Term Liabilities:
Notes payable, net of discount of $111,833 and $133,833, respectively	42,167	40,167
Total Long Term Liabilities	42,167	40,167

Total Liabilities	3,022,847	2,233,792

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Series A Convertible Preferred stock, no par value, 500,000 shares
authorized; 0 shares issued and outstanding	--	--
Series B Convertible Preferred stock, no par value, 1,000 shares
authorized; 550 shares issued and outstanding	550,000	550,000
Common stock:
Class A, no par value, 10,000,000,000 shares authorized;
477,810,067 and 248,276,105 shares issued and outstanding, respectively	26,161	5,100
Class B, no par value, 50,000,000 shares authorized;
no shares issued and outstanding	--	--
Accumulated deficit	(3,585,499)	(2,771,108)

Total Stockholders’ Deficit	(3,009,338)	(2,216,008)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$13,509	$17,784

 The accompanying notes are an integral part of these financial statements.

THOMAS PHARMACEUTICALS, LTD
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31,

	2008	2007

NET REVENUES	$46,651	$22,857

COST OF GOODS SOLD	--	61,055

GROSS PROFIT (LOSS)	46,651	(38,198)

OPERATING EXPENSES
Selling and marketing expenses	--	176,371
General and administrative expenses	508,197	480,814
Depreciation and amortization expenses	1,127	186,237
Total selling, general and administrative expenses	509,324	843,422

LOSS BEFORE OTHER EXPENSE	(462,673)	(881,620)

OTHER EXPENSE
Amortization of debt discount	141,643	122,905
Loss on revaluation of derivatives	40,563	126,459
Interest expense	114,361	95,531

Total Other Expense	296,567	344,895

LOSS BEFORE PROVISION FOR INCOME TAXES	(759,240)	(1,226,515)

Provision for income taxes	—	—

LOSS BEFORE PREFERRED DIVIDENDS	(759,240)	(1,226,515)

Preferred dividends	55,151	54,999

NET LOSS APPLICABLE TO COMMON SHARES	$(814,391)	$(1,281,514)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	325,809,211	243,435,943

The accompanying notes are an integral part of these financial statements.

THOMAS PHARMACEUTICALS, LTD
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	Series A Convertible Preferred		Series B Convertible Preferred		Class A Common Stock		Class B Common Stock		Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Deficit	Deficit
Balance, January 1, 2007	500,000	$5,000	550	$550,000	243,184,868	$100	—	$—	$(1,489,594)	$(934,494)

Conversion of Series A Preferred	(500,000)	(5,000)			5,091,237	5,000				—

Preferred stock dividends declared, but unpaid									(54,999)	(54,999)

Net loss for the year ended December 31, 2007	—	—	—	—	—	—	—	—	(1,226,515)	(1,226,515)

Balance, December 31, 2007	—	—	550	550,000	248,276,105	5,100	—	—	(2,771,108)	(2,216,008)

Issuance of stock as repayment of principal on outstanding convertible debentures					142,600,000	12,368				12,368

Issuance of stock as repayment of deferred compensation					69,575,000	6,957				6,957

Issuance of stock for accrued legal services					17,358,962	1,736				1,736

Preferred stock dividends declared, but unpaid									(55,151)	(55,151)

Net loss for the year ended December 31, 2008	—	—	—	—	—	—	—	—	(759,240)	(759,240)

Balance, December 31, 2008	—	$—	550	$550,000	477,810,067	$26,161	—	$—	$(3,585,499)	$(3,009,338)

The accompanying notes are an integral part of these financial statements.

THOMAS PHARMACEUTICALS, LTD
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) before preferred dividends	$(759,240)	$(1,226,515)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation expense	1,127	104,784
Amortization of intangible assets	—	81,453
Amortization of debt discount on beneficial conversion	141,643	122,905
Loss on revaluation of derivatives	40,563	126,459
Provision for product returns	—	54,398
Provision for excess and obsolete inventory	—	26,117
Beneficial interest on conversion of accounts payable and deferred compensations	1,738	—
Issuance of debt for compensation expense	70,000	—
Changes in assets and liabilities
Decrease in accounts receivable	—	1,277
Decrease in inventory	—	8,640
Decrease in prepaid and other assets	—	56,177
Increase in accounts payable and accrued expenses	450,771	466,510

Net cash (used in) operating activities	(53,398)	(177,795)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangibles	—	(3,247)

Net cash (used in) investing activities	—	(3,247)

CASH FLOWS FROM FINANCING ACTIVITIES
Gross proceeds from debt financing	77,250	185,000
Repayment of debt financing	(27,000)	(6,000)

Net cash provided by financing activities	50,250	179,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,148)	(2,042)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	9,705	11,747

CASH AND CASH EQUIVALENTS - END OF YEAR	$6,557	$9,705

CASH PAID DURING THE YEAR FOR:
Interest expense	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

THOMAS PHARMACEUTICALS, LTD
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2008 and 2007

SUPPLEMENTAL CASH FLOW INFORMATION

For the year ended December 31, 2008:

a)	The Company issued 142,600,000 shares of Class A common stock to iVoice, Inc. as repayment of principal on an outstanding convertible debenture, valued at $12,368.

b)
The Company issued an aggregate of 69,575,000 shares of Class A common stock to Mr. Meller and Mr. Mahoney for deferred compensation pursuant to the employment and consulting agreements. The value of the shares at issue was $6,957. The difference in the market value and the reduction in debt of $5,566 was charged to beneficial interest in the amount of $1,391.

c)
The Company issued 17,358,962 shares of Class A common stock to Meritz and Muenz, LLP for legal services valued at $1,389. The value of the shares at issue was $1,736. The difference of $347 was charged to beneficial interest.

d)
The Company executed an employment agreement and a consulting agreement with Mr. Meller and Mr. Mahoney, respectively. Pursuant to the terms of these agreements, the Company issued two promissory notes, in lieu of cash, in the amount of $70,000 for signing bonuses.

e)	The Company converted $90,702 of accounts payable related to the administrative service agreement, into convertible promissory notes

f)	The Company declared $55,151 of preferred stock dividends. This amount remains unpaid.

For the year ended December 31, 2007:

a)
The Company issued a 10% Promissory Note valued at $160,000 to Thomas Pharmaceutical Acquisition Corp. pursuant to the terms of the Extension Agreement with iVoice, Inc., Thomas Pharmaceutical Acquisition Corp. and Thomas Pharmaceuticals.

b)	The Company issued a 10% Secured Convertible Debenture valued at $25,000 to iVoice, Inc., a related part

c)	The Company declared $54,999 of preferred stock dividends. This amount remains unpaid at December 31, 2008.

The accompanying notes are an integral part of these financial statements.

THOMAS PHARMACEUTICALS, LTD.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

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

Currently the Company no longer produces any products. Earned sales are derived from finished goods inventory on hand and the reversal of reserves recorded in 2007 for chargebacks, rebates and product returns as the criteria for meeting the recognition of this revenue has occurred in 2008.

In June 2008, the Company formed a new, wholly owned subsidiary, Small Cap Advisors, Inc., to provide investor relation (“IR”) services to small and medium sized public companies. Micro-cap public companies typically take a stock promotion approach to IR. This involves sending out un-targeted mass emails to potential investors, or getting profiled on investor relations websites.  The Company believed this was no longer a viable approach to gaining new investors, and in fact, current IR strategies may have actually undermined marketing efforts and diminishing shareholder goodwill.  The Company developed a process which it called “SEO-IR”, which involved a search engine optimization approach to IR.  SEO-IR was designed to build awareness, credibility, relevance, and a community of dedicated shareholders for the Company’s clients. Furthermore, SEO-IR would have facilitated the convergence of the client’s corporate marketing strategy and IR strategy by aligning multiple distribution channels to reach a targeted, engaged audience. However, the Company abandoned this business model in the fall of 2008 after the economic crisis in the U.S. began and the stock markets began to rapidly deteriorate in value.  The Company does not anticipate re-starting the operations of SEO-IR.

The Company operates its businesses from the home office of iVoice in Matawan, NJ.

Basis of Presentation

The accompanying audited consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Small Cap Advisors, Inc. (“Small Cap Advisors”). Prior to November 21, 2007, the accompanying financial statements of the Company have been derived from the consolidated financial statements and accounting records of iVoice using the historical results of operations and historical basis of assets and liabilities of iVoice’s over the counter non-prescription healthcare products business and are prepared on the accrual basis of accounting in accordance with the accounting principles generally accepted in the United States of America. Management believes the assumptions underlying the financial statements are reasonable and include all costs directly applicable to the Company. These financial statements do not include any allocation of expenses and assets from the parent, iVoice.  However, the financial statements included herein may not necessarily reflect the Company’s results of operations, financial position and cash flows had the Company been a stand-alone company during the years presented.

THOMAS PHARMACEUTICALS, LTD.
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2008 and 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Small Cap Advisors, Inc. All significant inter-company transactions and balances have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash or cash equivalents. As of December 31, 2008 and 2007, the Company has no cash equivalents.

The Company maintains cash and cash equivalents with a financial institution, which is insured by the Federal Deposit Insurance Corporation up to $250,000. The Company had no uninsured cash balances at December 31, 2008 and 2007.

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

THOMAS PHARMACEUTICALS, LTD.
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2008 and 2007

Product Returns

The Company offers an open return policy for unsold product and the Company had a limited number of product returns.  Management determined that in order to provide adequate provision, that the provision for product returns is based on the balance of uncollected receivables from customers who have not made any payments at the end of the period.  Management has provided a provision for product returns on 100% of the uncollected receivables. The provision for product returns at December 31, 2008 and 2007 was $8,070 and $149,225, respectively.

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

As of December 31, 2008 and 2007, the accounts receivable, net of allowance for product returns and bad debt, is as follows:

	2008	2007
Accounts receivable	$8,070	$191,256
Less: allowance for product returns	(8,070)	(149,225)
Less: provision for bad debt	--	(42,031)
Net accounts receivable	$--	$--

Provision for Bad Debt

The Company evaluates the credit worthiness of each of its customers and has determined that some accounts will be uncollectible and will have to be written off in the future. During the year ended December 31, 2008, several open accounts receivable were written off to the bad debt provision of $42,031. At December 31, 2008, Management has determined that no further provision for bad debt was required.

Inventory

Inventory, consisting primarily of raw materials and finished goods such as antacid tablets, tins, display boxes and completed shipping boxes, is valued at the lower of cost or market.  Cost is determined on a first-in, first-out basis for the materials and includes an allocation of the production labor for the packaging and shipping provided by an unrelated contractor.

THOMAS PHARMACEUTICALS, LTD.
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2008 and 2007

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

As of December 31, 2008 and 2007, the inventory at cost and reserves for excess and slow-moving inventory is as follows:
	2008	2007
Inventory at cost	$0	$56,116
Less: Reserve for excess and slow-moving inventory	0	(56,116)
Net inventory	$0	$0

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

Advertising Costs

Advertising costs are expensed as incurred and are included in selling and marketing expenses.  For the years ended December 31, 2008 and 2007, the Company incurred $0 and $29,259, respectively, in advertising costs.

THOMAS PHARMACEUTICALS, LTD.
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2008 and 2007

Derivative Liabilities

During April 2003, the Financial Accounting Standards Board issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities."  SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows.  SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. The financial statements for the years ended December 31, 2008 and 2007 include the recognition of the derivative liability on the underlying securities issuable upon conversion of the iVoice Secured Convertible Debentures and Thomas Pharmaceuticals Acquisition Corp. (“Thomas Acquisition”) Promissory Notes. Also see Note 7.

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

THOMAS PHARMACEUTICALS, LTD.
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2008 and 2007

As of December 31, 2008 and 2007, the costs and accumulated depreciation for the property and equipment is as follows:

	2008	2007
Property and equipment at cost	$120,808	$120,808
Less: Accumulated depreciation	(118,555)	(117,428)
Net property and equipment	$2,253	$3,380

Depreciation expense for the years ended December 31, 2008 and 2007 was $1,127 and $104,784, respectively.

Loss Per Share of Common Stock

Historical net loss per common share is computed using the weighted average number of common shares outstanding. Common stock equivalents were not included in the computation of diluted earnings per share when the Company reported a loss because to do so would be antidilutive for periods presented.

On November 21, 2007, the Company’s transfer agent distributed 243,184,868 shares of Class A common stock to the iVoice shareholders as a stock dividend pursuant to the spin-off agreement. For purposes of calculating the weighted average common shares outstanding used in the loss per share calculation, the stock dividend has been retroactively applied for the years ended December 31, 2007.

The following is a reconciliation of the computation for basic and diluted EPS:

	2008	2007
Net loss applicable to common shares	$(814,391)	$(1,281,514)

Weighted-average common shares
Outstanding	325,809,211	243,435,943

Net loss per share	$(0.00)	$(0.01)

The Company has shares issuable upon conversion of the iVoice Convertible Debentures, the Thomas Acquisition Convertible Debenture and the Series B Convertible Preferred Stock. At December 31, 2008, the Company had common stock equivalents of 19,857,300,000. At December 31, 2007, the Company had common stock equivalents of 1,825,000,000.

Recent Accounting Pronouncements

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

THOMAS PHARMACEUTICALS, LTD.
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2008 and 2007

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS 142, Goodwill and Other Intangible Assets, and adds certain disclosures for an entity’s accounting policy of the treatment of the costs, period of extension, and total costs incurred.  FSP 142-3 must be applied prospectively to intangible assets acquired after January 1, 2009.  The Company is currently evaluating the impact that FSP 142-3 will have on its financial position or results of operations.

In May 2008, the Financial Accounting Standards Board (the “FASB”) issued FAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in accordance with GAAP. With the issuance of this statement, the FASB concluded that the GAAP hierarchy should be directed toward the entity and not its auditor, and reside in the accounting literature established by the FASB as opposed to the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of FAS 162 is not expected to have a material impact on the Company’s results from operations or financial position.

In December 2007, the FASB issued SFAC No 141(R), “Business Combinations.”  This statement provides new accounting guidance and disclosure requirements for business combinations.  SFAS No 141(R) is effective for business combinations which occur in the first fiscal year beginning on or after December 15, 2008.

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

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”), which modifies and expands the disclosure requirements for derivative instruments and hedging activities.  SFAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation and requires quantitative disclosures about fair value amounts and gains and losses on derivative instruments.  It also requires disclosures about credit-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  The adoption of SFAS 161 is not expected to have a material impact on our consolidated financial condition or results of operations.

THOMAS PHARMACEUTICALS, LTD.
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2008 and 2007

NOTE 3 – FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. This Statement defines fair value for certain financial and nonfinancial assets and liabilities that are recorded at fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This guidance applies to other accounting pronouncements that require or permit fair value measurements. On February 12, 2008, the FASB finalized FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157. This Staff Position delays the effective date of SFAS No. 157 for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 had no effect on the Company’s consolidated financial position or results of operations.

The Company partially adopted SFAS 157 on January 1, 2008, delaying application for non-financial assets and non-financial liabilities as permitted. This statement establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

Level 1 Inputs– Quoted prices for identical instruments in active markets.

Level 2 Inputs– Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 Inputs– Instruments with primarily unobservable value drivers.

In accordance with SFAS 157, the Company determines the level in the fair value hierarchy within which each fair value measurement in its entirety falls, based on the lowest level input that is significant to the fair value measurement in its entirety.

The following table presents the embedded derivative, the Company’s only financial assets measured and recorded at fair value on the Company’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of December 31, 2008.

	Level I	Level II	Level III	Total
Derivative liabilities	$-	$1,297,494	$-	$1,297,494

The following table reconciles, for the year ended December 31, 2008, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements:

Balance of embedded derivative at December 31, 2007	$1,132,379
Fair value of conversion feature on the iVoice promissory notes	203,589
Conversion of convertible debentures into common stock	(1,828)
Loss on fair value adjustments to embedded derivatives	(36,646)
Balance of embedded derivative at December 31, 2008	$1,297,494

The valuation of the derivatives are calculated using a complex binomial pricing model that is based on changes in the volatility of our shares, our stock price, the probability of a reduction in exercise and conversion price, and the time to conversion of the related financial instruments. See Note 7 for more information on the valuation methods used.

THOMAS PHARMACEUTICALS, LTD.
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2008 and 2007

NOTE 4 –INTANGIBLE ASSETS

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

During the year ended December 31, 2007, the Company recorded an additional $3,247, of costs related to registering of trademarks of the Company.

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

All capitalized intangibles have been reviewed for impairment. Based upon managements’ evaluation of this business at December 31, 2007, it was determined that the then current book value of the intangible assets for the customer list and trademarks of the Company should be fully impaired for the amount of $109,137.

At December 31, 2008 and 2007, intangible assets are as follows:

	2008	2007
Intangible assets at cost	$111,453	$111,453
Less: Accumulated amortization	(2,316)	(2,316)
Less: Accumulated impairment	(109,137)	(109,137)
Net intangible assets	$0	$0

NOTE 5 – CONVERTIBLE DEBENTURES

On January 6, 2006 the Company issued to iVoice a $360,000 secured convertible debenture due on January 1, 2013 bearing interest of 10%, compounded quarterly. During the year ended December 31, 2008, the Company issued 142,600,000 shares of Class A common stock as repayment of principal of $12,368. As of December 31, 2008 and 2007, the remaining principal balance of the convertible debenture was $347,632 and $360,000, respectively, plus accrued interest of $122,933 and $77,901, respectively.

On January 6, 2006 the Company issued to iVoice a $100,000 administrative service convertible debenture due on January 1, 2013 bearing interest of 10%, compounded quarterly. This debenture is issued in lieu of payments on the Administrative Services Agreement of the same date. As of December 31, 2008 and 2007, the remaining principal balance of the convertible debenture was $100,000 plus accrued interest of $34,299 and $21,639, respectively.

THOMAS PHARMACEUTICALS, LTD.
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2008 and 2007

On April 27, 2006 the Company issued to iVoice a $225,000 secured convertible debenture due on January 1, 2013 bearing interest of 10%, compounded quarterly. As of December 31, 2008 and 2007, the remaining principal balance of the convertible debenture was $225,000 plus accrued interest of $68,247 and $40,603, respectively.

On February 7, 2007, the Company issued to iVoice a $25,000 secured convertible debenture due on February 6, 2014 bearing interest of 10%, compounded quarterly. As of December 31, 2008 and 2007 the remaining principal balance of the convertible debenture was $25,000 plus accrued interest of $5,141 and $2,303, respectively.

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

The aggregate principal value of the iVoice debentures at December 31, 2008 and 2007 is $697,632 and $710,000, respectively. These amounts are shown net of the unamortized portion of the discount on conversion of $416,012 and $519,048, respectively. This discount is being amortized over the life of the debenture and is being recorded as a charge to amortization of discount on beneficial conversion on the statement of operations.

NOTE 6 – NOTES PAYABLE

Current Portion

As part of the merger with Thomas NY, the Company assumed a $20,000 promissory note due to Jana M. Wesley which bears interest at the rate of 5% per annum, compounded annually.  The promissory note matures on January 18, 2009 with a lump sum payment due of any remaining principal and interest. As of December 31, 2008 and 2007, the unpaid balance on the promissory note is $20,000 plus accrued interest of $4,253 and $3,095, respectively.    As of the date of this filing, the Company is in default of this obligation and will incur additional interest charges at a rate of the lesser of 15% per annum or the maximum interest rate provided by law, and the interest shall be payable monthly.

THOMAS PHARMACEUTICALS, LTD.
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2008 and 2007

On April 16, 2008 and May 7, 2008, the Company executed a consulting agreement with Jerome Mahoney and an employment agreement with Mark Meller, respectively. As part of their individual compensation agreements, the Company issued two five (5) year promissory notes in the amount of $35,000, each, for signing bonuses. The notes carry interest charges of 3% per annum and are convertible into Class B common stock on a dollar for dollar basis plus accrued interest. As of December 31, 2008, the balance due on the notes is $35,000 each, plus accrued interest of $745 and $685, respectively.

On June 10, 2008, the Company received $77,250 from iVoice, Inc. for an initial investment in Small Cap Advisors. The Company secured the receipt with a convertible promissory note, at an interest of prime plus 1 (4.25% at December 31, 2008) percent per annum. Additional amounts may be added to this note based on any unpaid administrative service fees and will accrue interest at the above specified rate from date of advance until paid. The principal and interest shall be due and payable as follows: (a) interest shall accrue monthly on the unpaid balance and shall be paid annually, and (b) principal shall be payable on demand. As of December 31, 2008, the balance due on the note is $69,250, plus accrued interest of $2,390.

On June 11, 2008, the Company converted its outstanding accounts due to iVoice, Inc. for unpaid administrative services in the amount of $47,302 into a convertible promissory note at the rate of prime plus 1 (4.25% at December 31, 2008) percent per annum. Additional amounts may be added to this note based on any unpaid administrative service fees and will accrue interest at the above specified rate from date of advance until paid. The principal and interest shall be due and payable as follows: (a) interest shall accrue monthly on the unpaid balance and shall be paid annually, and (b) principal shall be payable on demand. At December 31, 2008, the principal balance of the note is $71,302, plus accrued interest of $1,530.

The Company determined that the beneficial conversion feature of the two iVoice convertible promissory notes met the criteria of EITF No. 98-5 and therefore the conversion feature was accounted for as a derivative. The fair value of the derivative was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 5.47%; expected dividend yield: 0%: expected life: 5 years; and volatility: 267.55%. The aggregate fair value of the beneficial conversion feature was greater that the proceeds of the promissory note and as such, an aggregate of $79,036 was charged to loss on revaluation of derivatives and the balance was recorded as a discount on debt conversion at the time of issuance.

The aggregate principal balances of the promissory notes at December 31, 2008 is $230,952. This amount is shown net of the unamortized portion of the discount on conversion of the iVoice promissory notes of $107,945. This discount is being amortized over the life of the iVoice promissory notes and is being recorded as a charge to amortization of discount on beneficial conversion on the statement of operations.

Long Term Portion

On January 26, 2007, Thomas Acquisition issued to an investor a debenture in the principal amount of $103,200 convertible into Class A Common Stock of Thomas Pharmaceuticals and a debenture in the principal amount of $96,800 convertible into Series B Convertible Preferred Stock of the Company. The $103,200 of the convertible debentures provide that, at the holder’s option, principal and interest due on the debentures can be converted into the number of shares of the Company’s Class A Common Stock determined by dividing the amount of the debenture being converted by a 20% discount to the lowest closing bid price of the Company’s Class A Common Stock for the five trading days before the conversion date.  The $96,800 of the convertible debentures provide that, at the holder’s option, principal and interest due on the debentures can be converted into the Company’s Series B Convertible Preferred Stock having a stated value of $1,000 per share. The $103,200 convertible debenture was secured with the assets of the Company, subordinate to the security interest previously granted to iVoice. The net proceeds of $160,000 from the convertible debentures were loaned to the Company in the form of a Promissory Note. The Promissory Note bears interest at the rate of ten percent per annum and has a term of seven years. On February 12, 2007, the Company repaid $6,000 that was applied to the principal balance of the promissory note. As of December 31, 2008 and 2007, the unpaid balance on the promissory note is $154,000 plus accrued interest of $30,187 and $14,530, respectively.

THOMAS PHARMACEUTICALS, LTD.
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2008 and 2007

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

The principal balance of the promissory notes at December 31, 2008 and 2007 is $154,000. The principal amounts are shown net of the unamortized portion of the discount on conversion of the Thomas Acquisition debentures of $111,833 and $133,833, respectively. This discount is being amortized over the life of the Thomas Acquisition debenture and is being recorded as a charge to amortization of discount on beneficial conversion on the statement of operations.

NOTE 7 - DERIVATIVE LIABILITY

In accordance with SFAS 133, " Accounting for Derivative Instruments and Hedging Activities" and EITF 00-19, " Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock", the beneficial conversion feature associated with the iVoice Convertible Debentures, iVoice Promissory Notes and Thomas Acquisition Convertible Debentures represents embedded derivatives in that the conversion price is variable, the numbers of shares to be issued are indeterminable and the control of whether shares are issued does not reside with the Company. As such, a) the Company had recognized embedded derivatives on the iVoice debentures in the amount of $873,437 as a derivative liability in the accompanying balance sheet and as of December 31, 2008 and 2007, they had an estimated fair value of $871,460 and $882,912, respectively; b) the Company had recognized embedded derivatives on the iVoice promissory notes in the amount of $203,589 as a derivative liability in the accompanying balance sheet and as of December 31, 2008 they had an estimated fair value of $176,092; and c). the Company has recognized embedded derivatives on the Thomas Acquisition debentures in the amount of $242,546 as a derivative liability in the accompanying balance sheet and as of December 31, 2008 and 2007, it was measured at its estimated fair value of $249,942 and $249,467, respectively.

The estimated fair value of the embedded derivatives have been calculated based on a Black-Scholes pricing model using the following assumptions:

	12/31/08	12/31/07
Fair market value of stock	$0.00010	$0.0010
Exercise price	$0.00008	$0.0008
Dividend yield	0.00%	0.00%
Risk free interest rate	3.20%	5.47%
Expected volatility *	322.06%	242.17%
Expected life	4.00 to 5.08 years	5.00 to 6.08 years

* It was determined that the historical stock prices of iVoice provided the closest comparable for determining the expected volatility of the Thomas common stock.

THOMAS PHARMACEUTICALS, LTD.
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2008 and 2007

Changes in the fair value of the embedded derivatives are calculated at each reporting period and recorded in (gain) loss on revaluation of derivatives in the statements of operations. For the year ended December 31, 2008, there was a change in the fair value of the embedded derivatives, which resulted in a gain of $38,474.  This gain was offset by a loss recognized on the issuance of additional derivatives during the year that exceeded the face value of the debt in the amount of $79,037, resulting in a net loss of $40,463.  For the year ended December 31, 2007, there was a change in the fair value of the embedded derivatives, which resulted in a loss of $32,595.  This loss was in addition to the losses recognized on the issuance of additional derivatives during the year in the amount of $93,864, resulting in a net loss of $126,459.

In accordance with SFAS 133, SFAS 150, “Accounting for Certain Financials Instruments With Characteristics of Both Liabilities and Equity” and EITF 00-19, the fair market value of the derivatives are recorded as a debt discount.  The debt discount on the iVoice debentures, iVoice notes and Thomas Acquisition debentures of $710,000, $124,552 and $154,000, respectively, is being amortized over the life of the convertible debentures. Amortization expense on the debt discount for the years ended December 31, 2008 and 2007 was $141,643 and $122,905, respectively.

NOTE 8  - INCOME TAXES

Deferred income taxes will be determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities.  Deferred income taxes will be measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return.  Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. At December 31, 2008 and 2007 deferred tax assets consist of the following:

	2008	2007
Deferred tax assets	$350,000	$110,000
Less: Valuation allowance	(350,000)	(110,000)
Net deferred tax assets	$0	$0

At December 31, 2008 and 2007 the Company had a federal net operating loss carry forward in the approximate amount of $875,000 and $275,000, respectively, available to offset future taxable income.  The Company established a valuation allowance equal to the full amount of the deferred tax asset due to the uncertainty of the utilization of the operating loss in future periods. Prior to the spin-off from iVoice, Inc, the Company was a subsidiary of iVoice and as such, did not have its’ own federal tax liability or federal net operating loss carry forward.

NOTE 9 - OPERATING LEASE

The Company leased a 300 square foot office space in New York City under a lease that expired on March 31, 2007. Monthly lease payments under the lease were $2,075 per month. The Company paid utilities, insurance and other costs relating to the leased space. The New York City office was closed on March 28, 2007 following the resignation of the President of the Company.

THOMAS PHARMACEUTICALS, LTD.
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2008 and 2007

NOTE 10 - RELATED PARTY TRANSACTIONS

In addition to the financing provided, iVoice provides administrative services and other miscellaneous support to the Company from time to time. For the years ended December 31, 2008 and 2007, the Company has recorded $76,000 and $55,333 of these charges in the financial accounts of the Company. As of December 31, 2008, the unpaid balance of the current accounts due was transferred to a secured promissory note payable to iVoice. These amounts will remain unpaid until the Board of Directors determines that the Company has sufficient liquidity to make such payments.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

On January 6, 2006 the Company entered into an Administrative Services Agreement with iVoice The term of this agreement commenced on January 6, 2006 and was terminated in November 2007, according to the provisions of Section 2, upon effectiveness of the registration statements. In consideration for the services, the Company issued to iVoice an Administrative Service Convertible Debenture in the amount of $100,000. For the years ended December 31, 2008 and 2007 the Company recorded $0 and $50,000, respectively, for admin service fees.

On January 2, 2006 the Company entered into an Employment Agreement with John E. Lucas to serve as its Chief Executive Officer through December 31, 2008 at an annual salary of $60,000 with annual cost of living increases.  Additionally, Mr. Lucas will receive incentive compensation equal to 2.5% of net sales in excess of $1 million in fiscal 2006 and 2007 and 4% of net sales over $6 million in fiscal 2008. On April 29, 2008, Mr. Lucas resigned his positions with the Company and the board accepted his resignation. At the time of Mr. Lucas’ resignation, the Company had accumulated unpaid compensation of $73,558 which is due and owing in cash or Class A Common Stock, as determined by the Board of Directors.

On March 1, 2007 the Company entered into a five-year employment agreement with Jerome Mahoney, which became effective at the time of the distribution, to serve as its Non-Executive Chairman of the Board for a term of five years. As consideration, the Company will pay Mr. Mahoney the sum of $85,000 the first year with an annual increase based on the Consumer Price Index every year thereafter. The compensation payable to Mr. Mahoney under the agreement may be paid in the form of cash, debt or shares of Class B Common Stock. On April 16, 2008, Mr. Mahoney resigned his positions with the Company and the board accepted his resignation. At the time of Mr. Mahoney’s resignation, the Company had accumulated unpaid compensation of $48,997 which is due and owing in cash or Class A Common Stock, as determined by the Board of Directors.

On March 1, 2007, the Company entered into an administrative services agreement with iVoice which became effective at the time of the distribution and replaced the administrative services agreement entered into on January 6, 2006. Under this agreement, iVoice provides the Company with physical premises, contract review, sales issuance, invoicing and collection services, financial accounting and reporting, claims administration and reporting, and other areas where the Company needs transitional assistance and support. Under the administrative services agreement, iVoice provides the Company substantially the same level of service and use substantially the same degree of care as iVoice’s personnel provided and used in providing such services prior to the execution of the agreement. For these services, the Company will pay iVoice a fee of $4,000 per month. On June 11, 2008, the administrative services agreement was amended to provide that any fees that are earned and remain unpaid shall be converted into a secured convertible promissory note which shall accrue interest at prime plus 1% (4.25% at December 31, 2008) per annum. As of December 31, 2008, the unpaid fees in the amount of $71,302 were converted to the promissory note and remain unpaid.

THOMAS PHARMACEUTICALS, LTD.
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2008 and 2007

On June 10, 2008, the Company entered into an administrative services agreement with iVoice on behalf of its wholly owned subsidiary, Small Cap Advisors. Under this agreement, iVoice provides the Company with physical premises, contract review, sales issuance, invoicing and collection services, financial accounting and reporting, claims administration and reporting, and other areas where the Company needs transitional assistance and support. For these services, Small Cap Advisors will pay iVoice a fee of $4,000 per month. In addition, fees that are earned and remain unpaid at the end of a month shall be added to iVoice secured convertible promissory note which shall accrue interest at prime plus 1% (4.25% at December 31, 2008) per annum. As of December 31, 2008, the unpaid fees in the amount of $19,400 were converted to the promissory note and remain unpaid.

On May 22, 2008, the Company entered into a consulting agreement with Jerome Mahoney to provide consulting services on strategic plans, policies and procedures, acquisitions, personnel matters and other assignments as directed by the Chief Executive Officer. As consideration, the Company will pay Mr. Mahoney the sum of $80,000 the first year with an annual increase of 10% every year thereafter. This compensation may be paid in Class B Common Stock, in lieu of cash, at the option of Board of Directors. In addition, the Company issued a five (5) year promissory note in the amount of $35,000 for a signing bonus. The promissory note carries an interest charge of 3% per annum and is convertible into Class B common stock on a dollar for dollar basis plus accrued interest. As of December 31, 2008, unpaid compensation in the amount of $53,884 is due and owing.

On May 22, 2008, the Company entered into an Employment Agreement with Mark Meller to serve as its President, Chief Executive Officer and Director through May 7, 2013 at an annual salary of $80,000 with an annual increase of 10% every year thereafter. This compensation may be paid in Class B Common Stock, in lieu of cash, at the option of Board of Directors. In addition, the Company issued a five (5) year promissory note in the amount of $35,000 for a signing bonus. The promissory note carries an interest charge of 3% per annum and is convertible into Class B common stock on a dollar for dollar basis plus accrued interest. As of December 31, 2008, unpaid compensation in the amount of $59,039 is due and owing.

On December 13, 2007, Independent Can filed suit against the Company seeking payment of monies owed equal to $19,100.80. Independent Can had provided the Company the tins that held the Acid+All® tablets.  In June 2008, the Company defaulted on a settlement agreement and Independent Can was awarded a judgment for $14,785.32 for amounts due on the original stipulation of settlement. As of the date of this filing, the judgment is still outstanding.

On May 27, 2008, Lebhar Friedman, Inc. filed suit against the Company in the Superior Court of New Jersey, Monmouth County, for the sum of $16,230.80 for failure to pay for goods and/or services received by the Company.  On December 1, 2008 a Default Judgment was entered against the Company.  On February 11, 2009, the Company executed a settlement with Lebhar Friedman by the issuance of 10,000,000 shares of Class A Common Stock and a cash payment of $1,500.

On August 7, 2008, the intellectual property attorney Ursula Day asserted a claim against the Company for unpaid bills equal to $9,547.  The Company has been in discussions attempting to resolve this dispute. Ms. Day has been gathering documentation to support her claim. As soon as this is completed, the Company will attempt to settle this dispute.

THOMAS PHARMACEUTICALS, LTD.
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2008 and 2007

NOTE 12 - STOCKHOLDERS’ DEFICIT

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

As of December 31, 2008 and 2007, there are no shares issued and outstanding.

THOMAS PHARMACEUTICALS, LTD.
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2008 and 2007

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

As of December 31, 2008 and 2007, there are 550 shares issued and outstanding.

b)  Class A Common Stock

Class A Common Stock consists of 10,000,000,000 shares of authorized preferred stock with no par value.  As of December 31, 2008, there are 477,810,067 shares issued and outstanding. As of December 31, 2007, there are 248,276,105 shares issued and outstanding.

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

THOMAS PHARMACEUTICALS, LTD.
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2008 and 2007

For the year ended December 31, 2008, the Company had the following transactions in its Class A common stock:

The Company issued 142,600,000 shares of Class A common stock to iVoice, Inc. as repayment of principal on an outstanding convertible debenture, valued at $12,368.

The Company issued an aggregate of 69,575,000 shares of Class A common stock to Mr. Meller and Mr. Mahoney for deferred compensation pursuant to the employment and consulting agreements. The value of the shares at issue was $6,957. The difference in the market value and the reduction in debt of $5,566 was charged to beneficial interest in the amount of $1,391.

The Company issued 17,358,962 shares of Class A common stock to Meritz and Muenz, LLP for legal services valued at $1,389. The value of the shares at issue was $1,736. The difference of $347 was charged to beneficial interest.

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

c)  Class B Common Stock

Class B Common Stock consists of 50,000,000 shares of authorized preferred stock with no par value.  As of December 31, 2008 and 2007, there are no shares issued and outstanding.

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

THOMAS PHARMACEUTICALS, LTD.
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2008 and 2007

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

NOTE 13 - STOCK OPTIONS, STOCK INCENTIVES & WARRANTS

2008 Stock Incentive Plan

The Thomas Pharmaceuticals 2008 Stock Incentive Plan (the "Plan") was approved by the Board of Directors, and became effective, on October 3, 2008.  The shares that may be delivered or purchased or used for reference purposes under the Plan shall not exceed an aggregate of twenty percent (20%) of the issued and outstanding shares of the Company's Class A Common Stock, no par value per share, as determined by the Board from time to time. The purpose of the Plan is to (i) provide long-term incentives and rewards to employees, directors, independent contractors or agents of Thomas Pharmaceuticals and its subsidiaries; (ii) assist Thomas Pharmaceuticals in attracting and retaining employees, directors, independent contractors or agents with experience and/or ability on a basis competitive with industry practices; and (iii) associate the interests of such employees, directors, independent contractors or agents with those of Thomas Pharmaceuticals' stockholders. Awards under the Plan may include, but need not be limited to, stock options (including non-statutory stock options and incentive stock options, stock appreciation rights, warrants, dividend equivalents, stock awards, restricted stock, phantom stock, performance shares or other securities or rights that the Board of Directors determines to be consistent with the objectives and limitations of the Plan. Under the Plan, the Board may provide for the issuance of shares of the Company's Class A Common Stock as a stock award for no consideration other than services rendered or, to the extent permitted by applicable state law, to be rendered. The Board shall have all the powers vested in it by the terms of the Plan, such powers to include exclusive authority (within the limitations of the Plan) to select the Eligible Participants to be granted awards under the Plan, to determine the type, size and terms of the awards to be made to each Eligible Participant selected, to determine the time when the awards will be granted, when they will vest, when they may be exercised, and when they will be paid, to amend awards previously granted, and the establish objectives and conditions, if any, for earning awards and whether awards will be paid after the end of the award period.

During the year ended December 31, 2008, the Company issued 17,358,962 shares of Class A common stock to Meritz and Muenz, LLP for legal services pursuant to the terms of the 2008 Stock Incentive Plan.

THOMAS PHARMACEUTICALS, LTD.
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2008 and 2007

2008 Directors’ and Officers’ Stock Incentive Plan

The Thomas Pharmaceuticals, Inc. 2008 Directors' and Officers' Stock Incentive Plan (the "D&O Plan") was approved by the Board of Directors, and become effective, on October 3, 2008. The shares that may be delivered or purchased or used for reference purposes under the D&O Plan shall not exceed an aggregate of twenty percent (20%) of the issued and outstanding shares of the Company's Class A Common Stock, no par value per share, as determined by the Board from time to time.  The purpose of the D&O Plan is to (i) provide long-term incentives and rewards to officers and directors of the Company and its subsidiaries;  (ii) assist the Company in attracting and retaining officers and directors, with experience and/or ability on a basis competitive with industry practices; and (iii) associate the interests of such officers and directors with those of the Company's stockholders.  Awards under the D&O Plan may include, but need not be limited to, stock options (including non-statutory stock options and incentive stock options), stock appreciation rights, warrants, dividend equivalents, stock awards, restricted stock, phantom stock, performance shares or other securities or rights that the Board of Directors determines to be consistent with the objectives and limitations of the D&O Plan.  Under the D&O Plan, the Board may provide for the issuance of shares of the Company's Class A Common Stock as a stock award for no consideration other than services rendered or, to the extent permitted by applicable state law, to be rendered. The Board shall have all the powers vested in it by the terms of the Plan, such powers to include exclusive authority (within the limitations of the Plan) to select the Eligible Participants to be granted awards under the Plan, to determine the type, size and terms of the awards to be made to each Eligible Participant selected, to determine the time when the awards will be granted, when they will vest, when they may be exercised, and when they will be paid, to amend awards previously granted, and the establish objectives and conditions, if any, for earning awards and whether awards will be paid after the end of the award period.

During the year ended December 31, 2008, the Company issued an aggregate of 69,575,000 shares of Class A common stock to Mr. Meller and Mr. Mahoney for deferred compensation pursuant to terms of the 2008 Directors’ and Officers’ Stock Incentive Plan

NOTE 14 - GOING CONCERN

As shown in the accompanying financial statements, the Company has sustained net operating losses for the years ended December 31, 2008 and 2007. There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 15 – SUBSEQUENT EVENTS

As part of the merger with Thomas NY, the Company assumed a $20,000 promissory note due to Jana M. Wesley which bears interest at the rate of 5% per annum, compounded annually.  The promissory note matured on January 18, 2009 with a lump sum payment due of any remaining principal and interest. As of the date of this filing, the Company is in default of this obligation and will incur additional interest charges at a rate of the lesser of 15% per annum or the maximum interest rate provided by law, and the interest shall be payable monthly.

On January 22, 2009, the accounting firm of Rosen, Seymour, Shapss, Martin & Company LLP filed suit against the Company for the sum of $25,000 claiming that the Company did not pay the accounting firm fees previously agreed upon.  The Company has retained local counsel to represent it in the negotiations.

On February 11, 2009, the Company issued 10,000,000 shares of Class A Common Stock to Lebhar Friedman as part of a settlement of all outstanding debts due to Lebhar Friedman pursuant to the agreement executed on the same day.

On March 23, 2009, the Company issued 54,000,000 shares of Class A common stock to iVoice, Inc. as repayment of principal on an outstanding convertible debenture, valued at $5,400.

On March 30, 2009, the Company issued a three year Convertible Debenture, valued at $42,500, to Bagell Josephs Levine and Company in settlement of all fees due and owing for audit and tax services.