Form 10-Q
period 2009-03-31
Thomas Pharmaceuticals, Ltd.
filed 2009-05-20
CIK 1391428

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________

COMMISSION FILE NUMBER: 000-52876

THOMAS PHARMACEUTICALS, LTD.
(Exact name of registrant as specified in its charter)

New Jersey	20-3954826
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

750 Highway 34, Matawan, NJ 07747
(Address of Principal Executive Offices)(Zip Code)

Registrant’s Telephone Number, Including Area Code:    (732) 441-7700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated files, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the exchange act:

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

Number of shares of Class A, common stock, No par value, outstanding as of May 15, 2009:  541, 216, 038

THOMAS PHARMACEUTICALS, LTD. AND SUBSIDIARY
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008

THOMAS PHARMACEUTICALS, LTD. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,589	$6,557
Prepaid expenses and other current assets	4,699	4,699
Total current assets	9,288	11,256

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $118,836 and $118,555, respectively	1,972	2,253

TOTAL ASSETS	$11,260	$13,509

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,182,036	$1,121,244
Notes payable, net of discounts of $101,717 and $107,945, respectively	129,235	123,007
Dividends payable	170,877	157,315
Derivative liability on convertible debentures	1,335,729	1,297,494
Convertible debentures payable, net of discounts of $431,572 and $416,012, respectively	304,240	281,620
Total current liabilities	3,122,117	2,980,680

LONG TERM DEBT
Notes payable, net of discounts of $106,333 and $111,833, respectively	47,667	42,167

Total liabilities	3,169,784	3,022,847

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Series A Convertible Preferred stock, no par value; authorized 500,000 shares;
no shares issued and outstanding	--	--
Series B Convertible Preferred stock, no par value; authorized 1,000 shares;
550 shares issued and outstanding	550,000	550,000
Common stock, Class A – no par value; authorized 10,000,000,000 shares;
541,810,067 at March 31, 2009 and 477,810,067 at December 31, 2008
shares issued and outstanding	31,481	26,161
Common stock, Class B - no par value; authorized 50,000,000 shares;
no shares issued or outstanding	--	--
Accumulated deficit	(3,740,005)	(3,585,499)
Total stockholders' deficit	(3,158,524)	(3,009,338)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$11,260	$13,509

The accompanying notes are an integral part of these condensed consolidated financial statements.

THOMAS PHARMACEUTICALS, LTD. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months
	ended March 31,
	2009	2008

NET REVENUES, net of provision for product returns
and credits of $0 and $0, respectively	$--	$285

COST OF SALES	--	--

GROSS PROFIT	--	285

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES
General and administrative expenses	92,953	88,455
Depreciation and amortization	281	282
Total selling, general and administrative expenses	93,234	88,737

LOSS FROM OPERATIONS	(93,234)	(88,452)

OTHER (INCOME) EXPENSE
Amortization of debt discount	38,668	31,259
Gain on revaluation of derivatives	(4,265)	(3,699)
Interest expense	29,021	70,881
Gain on settlement of debt	(15,714)	--
Total other (income) expense	47,710	98,441

LOSS BEFORE PROVISION FOR
INCOME TAXES	(140,944)	(186,893)

PROVISION FOR INCOME TAXES	-	-

LOSS BEFORE PREFERRED DIVIDENDS	(140,944)	(186,893)

PREFERRED DIVIDENDS	13,562	13,713

NET LOSS APPLICABLE TO COMMON SHARES	$(154,506)	$(200,606)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	488,654,511	269,429,951

The accompanying notes are an integral part of these condensed consolidated financial statements.

THOMAS PHARMACEUTICALS, LTD. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31,

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) before preferred dividends	$(140,944)	$(186,893)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation expense	281	282
Amortization of debt discount	38,668	31,259
Gain on revaluation of derivatives	(4,265)	(3,699)
Provision for product returns and reserve for bad debt	--	(285)
Beneficial interest on conversion of debt	--	45,500
Gain on settlement of debt	(15,714)	--
Changes in certain assets and liabilities:
Decrease in accounts receivable	--	285
(Increase) in prepaid expenses and other assets	--	(881)
Increase in accounts payable and accrued liabilities	120,006	106,018
Total cash (used in) operating activities	(1,968)	(8,414)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,968)	(8,414)

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	6,557	9,705

CASH AND CASH EQUIVALENTS – END OF PERIOD	$4,589	$1,291

CASH PAID DURING THE PERIOD FOR:
Interest expense	$-	$-
Income taxes	$-	$-

NON CASH TRANSACTIONS DURING THE PERIOD:
Convertible debenture issued for unsecured debt	$42,500	$-
Common stock issued for settlement of unsecured debt	$1,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

THOMAS PHARMACEUTICALS, LTD. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)(Continued)

SUPPLEMENTAL CASH FLOW INFORMATION

For the three months ended March 31, 2009:

a)    The Company issued 10,000,000 shares of Class A common stock as partial settlement of outstanding unsecured debt, valued at $1,000.

b)    The Company issued 54,000,000 shares of Class A common stock to iVoice, Inc. as repayment of principal on an outstanding convertible debenture, valued at $4,320.

c)    The Company issued a 6% convertible debenture as settlement of outstanding unsecured debt, valued at $42,500.

d)    The Company accrued $13,562 of preferred stock dividends.

For the three months ended March 31, 2008:

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
MARCH 31, 2009 AND 2008

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

In June 2008, the Company formed a new, wholly owned subsidiary, Small Cap Advisors, Inc., to provide investor relation (“IR”) services to small and medium sized public companies. Micro-cap public companies typically take a stock promotion approach to IR. This involves sending out  un-targeted mass emails to potential investors, or getting profiled on investor relations websites.  The Company believes this is no longer a viable approach to gaining new investors, and in fact, current IR strategies may actually be undermining marketing efforts and diminishing shareholder goodwill.  The Company has developed a process which it calls “SEO-IR”, which involves a search engine optimization approach to IR.  SEO-IR is designed to build awareness, credibility,  relevance, and a community of dedicated shareholders for the Company’s clients. Furthermore, SEO-IR will facilitate the convergence of the client’s corporate marketing strategy and IR strategy by aligning multiple distribution channels to reach a targeted, engaged audience. However, the Company abandoned this business model in the fall of 2008 after the economic crisis in the U.S. began and the stock markets began to rapidly deteriorate in value.  The Company does not anticipate re-starting the operations of SEO-IR.

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

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2008 audited financial statements and the accompanying notes thereto.

THOMAS PHARMACEUTICALS, LTD. AND SUBSIDIARY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
MARCH 31, 2009 AND 2008

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash or cash equivalents. As of March 31, 2009 and December 31, 2008, the Company has no cash equivalents.

The Company maintains cash and cash equivalents with a financial institution, which is insured by the Federal Deposit Insurance Corporation up to $250,000. The Company had no uninsured cash balances at March 31, 2009 or December 31, 2008.

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

Advertising Costs

Advertising costs are expensed as incurred and are included in selling and marketing expenses.  For the three months ended March 31, 2009 and 2008, the Company incurred $0 in advertising costs.

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

THOMAS PHARMACEUTICALS, LTD. AND SUBSIDIARY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
MARCH 31, 2009 AND 2008

Derivative Liabilities

During April 2003, the Financial Accounting Standards Board issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities."  SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows.  SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. The financial statements for the three months ended March 31, 2009 and 2008, include the recognition of the derivative liability on the underlying securities issuable upon conversion of the iVoice Secured Convertible Debentures, iVoice Secured Promissory Notes and Thomas Pharmaceuticals Acquisition Corp. (“Thomas Acquisition”) Promissory Notes.

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

The following is a reconciliation of the computation for basic and diluted EPS:

The Company has shares issuable upon conversion of the iVoice Convertible Debentures, the iVoice Promissory Notes, the Thomas Acquisition Convertible Debenture and the Series B Convertible Preferred Stock. At March 31, 2009 and 2008, the Company had common stock equivalents of 20,236,973,469 and 9,112,500,000, respectively.

Recent Accounting Pronouncements

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS 142, Goodwill and Other Intangible Assets, and adds certain disclosures for an entity’s accounting policy of the treatment of the costs, period of extension, and total costs incurred.  FSP 143-3 must be applied prospectively to intangible assets acquired after January 1, 2009.  The Company’s adoption of FSP 142-3 did not have a material impact on the Company’s condensed consolidated financial statements.

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

THOMAS PHARMACEUTICALS, LTD. AND SUBSIDIARY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
MARCH 31, 2009 AND 2008

In June 2008, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 08-3, Accounting for Lessees for Maintenance Deposits Under Lease Arrangements ("EITF 08-3"). EITF 08-3 provides guidance for accounting for nonrefundable maintenance deposits. It also provides revenue recognition accounting guidance for the lessor. EITF 08-3 is effective for fiscal years beginning after December 15, 2008. The Company’s adoption of EITF 08-3 is not expected to have a material impact on the Company’s consolidated financial statements.

In November 2008, the FASB issued EITF Issue No. 08-7, Accounting for Defensive Intangible Assets (“EITF 08-7”). EITF 08-7 addresses the accounting for assets acquired in a business combination or asset acquisition that an entity does not intend to actively use, otherwise referred to as a ‘defensive asset.’ EITF 08-7 requires defensive intangible assets to be initially accounted for as a separate unit of accounting and not included as part of the cost of the acquirer’s existing intangible asset(s) because it is separately identifiable. EITF 08-7 also requires that defensive intangible assets be assigned a useful life in accordance with paragraph 11 of SFAS 142 and is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company’s adoption of this EITF is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. The most significant change the FSP brings is a revision to the amount of other-than-temporary loss of a debt security recorded in earnings. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. The Company does not believe that the implementation of this standard will have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. The Company does not believe that the implementation of this standard will have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim and annual reporting periods ending after June 15, 2009. The Company does not believe that the implementation of this standard will have a material impact on its consolidated financial statements.

NOTE 3 – FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. This Statement defines fair value for certain financial and nonfinancial assets and liabilities that are recorded at fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This guidance applies to other accounting pronouncements that require or permit fair value measurements. On February 12, 2008, the FASB finalized FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157. This Staff Position delays the effective date of SFAS No. 157 for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 had no effect on the Company’s condensed consolidated financial position or results of operations.

The Company adopted SFAS 157 on January 1, 2009. This statement establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

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
MARCH 31, 2009 AND 2008

In accordance with SFAS 157, the Company determines the level in the fair value hierarchy within which each fair value measurement in its entirety falls, based on the lowest level input that is significant to the fair value measurement in its entirety.

The following table presents the embedded derivative, the Company’s only financial assets measured and recorded at fair value on the Company’s Condensed Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of March 31, 2009.

The following table reconciles, for the three months ended March 31, 2009, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements:

The valuation of the derivatives are calculated using a complex binomial pricing model that is based on changes in the volatility of our shares, our stock price, the probability of a reduction in exercise and conversion price, and the time to conversion of the related financial instruments. See Note 6 for more information on the valuation methods used.

NOTE 4 – CONVERTIBLE DEBENTURES

On January 6, 2006 the Company issued to iVoice a $360,000 secured convertible debenture due on January 1, 2013 bearing interest of 10%, compounded quarterly. During the three months ended March 31, 2009, the Company issued 54,000,000 shares of Class A common stock as repayment of principal of $4,320. As of March 31, 2009 the remaining principal balance of the convertible debenture was $343,312 plus $134,524 of accrued interest.

On January 6, 2006 the Company issued to iVoice a $100,000 administrative service convertible debenture due on January 1, 2013 bearing interest of 10%, compounded quarterly. This debenture is issued in lieu of payments on the Administrative Services Agreement of the same date. As of March 31, 2009 the remaining principal balance of the convertible debenture was $100,000 plus $37,610 of accrued interest.

On April 27, 2006 the Company issued to iVoice a $225,000 secured convertible debenture due on January 1, 2013 bearing interest of 10%, compounded quarterly. As of March 31, 2009 the remaining principal balance of the convertible debenture was $225,000 plus $75,475 of accrued interest.

On February 7, 2007, the Company issued to iVoice a $25,000 secured convertible debenture due on February 6, 2014 bearing interest of 10%, compounded quarterly. As of March 31, 2009 the remaining principal balance of the convertible debenture was $25,000 plus $5,884 of accrued interest.

The Company can redeem a portion or all amounts outstanding under the iVoice Convertible Debentures at any time upon thirty (30) business days advanced written notice.  The redemption price shall be equal to one hundred twenty-five percent (125%) multiplied by the portion of the principal sum being redeemed, plus any accrued and unpaid interest.

iVoice may, at its discretion, convert the outstanding principal and accrued interest, in whole or in part, into a number of shares of Thomas Pharmaceuticals Class A Common Stock at the price per share equal to eighty percent (80%) of the lowest closing bid price of the Common Stock for the five (5) trading days immediately preceding the conversion date. The Company determined that the beneficial conversion feature of the iVoice Debentures met the criteria of EITF No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, and therefore the conversion feature was accounted for as a derivative. The fair value of the derivative was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate (5.47%); expected dividend yield (0%); expected life (7 years); and volatility (169.22%, 194.86% and 154.79%). The aggregate fair value of the beneficial conversion feature was greater that the proceeds of the debentures and as such, an aggregate cumulative amount of $163,437 has been charged to loss on revaluation of derivatives, and the balance has been recorded as a discount on debt conversion.

THOMAS PHARMACEUTICALS, LTD. AND SUBSIDIARY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
MARCH 31, 2009 AND 2008

On March 30, 2009, the Company issued to Bagell Josephs Levine & Co, LLC (“BJL”) a $42,500 convertible debenture (the “BJL Debenture”) due on March 30, 2012 bearing interest of 6% per annum. BJL may, at its discretion, convert the outstanding principal and accrued interest, in whole or in part, into a number of shares of Thomas Pharmaceuticals Class A Common Stock at the price per share equal to ninety eighty percent (98%) of the lowest closing bid price of the Common Stock for the five (5) trading days immediately preceding the conversion date. The Company determined that the beneficial conversion feature of the BJL Debenture met the criteria of EITF No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, and therefore the conversion feature was accounted for as a derivative. The fair value of the derivative was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate (3.20%); expected dividend yield (0%); expected life (3 years); and volatility (360.13%). The fair value of the beneficial conversion feature was greater that the proceeds of the debenture and as such, an amount of $793 has been charged to loss on revaluation of derivatives, and the balance has been recorded as a discount on debt conversion. As of March 31, 2009 the remaining principal balance of the convertible debenture was $42,500 plus $7 of accrued interest.

The aggregate principal value of the iVoice and BJL debentures at March 31, 2009 is $753,812. This amount is shown net of the unamortized portion of the discount on conversion of $431,572. This discount is being amortized over the life of the debenture and is being recorded as a charge to amortization of discount on beneficial conversion on the statement of operations.

NOTE 5 – NOTES PAYABLE

CURRENT PORTION

As part of the merger with Thomas NY, the Company assumed a $20,000 promissory note due to Jana M. Wesley which bears interest at the rate of 5% per annum, compounded annually.  The promissory note matured on January 19, 2009 with a lump sum payment due of any remaining principal and interest. As of the date of this filing, the Company is in default of this obligation and will incur additional interest charges at a rate of the lesser of 15% per annum or the maximum interest rate provided by law, and the interest shall be payable monthly. As of March 31, 2009, the unpaid balance on the promissory note is $20,000 plus accrued interest of $4,550.

On June 10, 2008, the Company received $77,250 from iVoice, Inc. for an initial investment in Small Cap Advisors. The Company secured the receipt with a convertible promissory note, at an interest of prime plus 1 (4.25% at March 31, 2009) percent per annum. Additional amounts may be added to this note based on any unpaid administrative service fees and will accrue interest at the above specified rate from date of advance until paid. The principal and interest shall be due and payable as follows: (a) interest shall accrue monthly on the unpaid balance and shall be paid annually, and (b) principal shall be payable on demand. As of March 31, 2009, the balance due on the note is $69,650, plus accrued interest of $3,120.

On June 11, 2008, the Company converted its outstanding accounts due to iVoice, Inc. for unpaid administrative services in the amount of $47,302 into a convertible promissory note at the rate of prime plus 1 (4.25% at March 31, 2009) percent per annum. Additional amounts may be added to this note based on any unpaid administrative service fees and will accrue interest at the above specified rate from date of advance until paid. The principal and interest shall be due and payable as follows: (a) interest shall accrue monthly on the unpaid balance and shall be paid annually, and (b) principal shall be payable on demand. At March 31, 2009, the principal balance of the note is $71,302, plus accrued interest of $2,277.

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

On April 16, 2008 and May 7, 2008, the Company executed a consulting agreement with Jerome Mahoney and an employment agreement with Mark Meller, respectively. As part of their individual compensation agreements, the Company issued two five (5) year promissory notes in the amount of $35,000, each, for signing bonuses. The notes carry interest charges of 3% per annum and are convertible into Class B common stock on a dollar for dollar basis plus accrued interest. As of March 31, 2009, the balance due on the notes is $35,000 each, plus accrued interest of $1,004 and $944, respectively.

THOMAS PHARMACEUTICALS, LTD. AND SUBSIDIARY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
MARCH 31, 2009 AND 2008

The aggregate principal balances of the promissory notes at March 31, 2009 is $230,952. This amount is shown net of the unamortized portion of the discount on conversion of the iVoice promissory notes of $101,717. This discount is being amortized over the life of the iVoice promissory notes and is being recorded as a charge to amortization of discount on beneficial conversion on the statement of operations.

LONG TERM PORTION

On January 26, 2007, Thomas Acquisition issued to an investor a debenture in the principal amount of $103,200 convertible into Class A Common Stock of Thomas Pharmaceuticals and a debenture in the principal amount of $96,800 convertible into Series B Convertible Preferred Stock of the Company. The $103,200 convertible debentures provide that, at the holder’s option, principal and interest due on the debentures can be converted into the number of shares of the Company’s Class A Common Stock determined by dividing the amount of the debenture being converted by a 20% discount to the lowest closing bid price of the Company’s Class A Common Stock for the five trading days before the conversion date.  The $96,800 convertible debentures provide that, at the holder’s option, principal and interest due on the debentures can be converted into the Company’s Series B Convertible Preferred Stock having a stated value of $1,000 per share. The $103,200 convertible debenture was secured with the assets of the Company, subordinate to the security interest previously granted to iVoice. The net proceeds of $160,000 from the convertible debentures were loaned to the Company in the form of a Promissory Note. The Promissory Note bears interest at the rate of ten percent per annum and the term shall be seven (7) years and shall be due and payable on January 8, 2014. On February 12, 2007, the Company repaid $6,000 that was applied to the principal balance of the promissory note. As of March 31, 2009, the unpaid balance on the promissory note is $154,000 plus accrued interest of $34,037.

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

The principal amount of the promissory note at March 31, 2009 is $154,000. This amount is shown net of the unamortized portion of the discount on conversion of the Thomas Acquisition debentures of $106,333. This discount is being amortized over the life of the Thomas Acquisition debenture and is being recorded as a charge to amortization of discount on beneficial conversion on the statement of operations.

NOTE 6 - DERIVATIVE LIABILITY

In accordance with SFAS 133, " Accounting for Derivative Instruments and Hedging Activities" and EITF 00-19, " Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock", the beneficial conversion feature associated with the iVoice Convertible Debentures, the iVoice Promissory Notes, the Thomas Acquisition Convertible Debentures and the BJL Debenture represents embedded derivatives in that the conversion price is variable, the numbers of shares to be issued are indeterminable and the control of whether shares are issued does not reside with the Company. As such; a) the Company has recognized embedded derivatives on the iVoice debentures in the amount of $873,437 as a derivative liability in the accompanying balance sheet and as of March 31, 2009 they had an estimated fair value of $866,295; b) the Company had recognized embedded derivatives on the iVoice promissory notes in the amount of $203,589 as a derivative liability in the accompanying balance sheet and as of March 31, 2009 they had an estimated fair value of $176,157; c) the Company has recognized embedded derivatives on the Thomas Acquisition debentures in the amount of $242,546 as a derivative liability in the accompanying balance sheet and as of March 31, 2009 it was measured at its estimated fair value of $249,984; and d) the Company has recognized embedded derivatives on the BJL Debenture in the amount of $43,293 as a derivative liability in the accompanying balance sheet and as of March 31, 2009 it was measured at its estimated fair value of $43,293.

The estimated fair values of the embedded derivatives have been calculated based on a Black-Scholes pricing model using the following assumptions:

March 31, 2009
Fair market value of stock	$0.00010
Exercise price	$0.00008-$0.000098
Dividend yield	0.00%
Risk free interest rate	3.20%
Expected volatility	360.13%
Expected life	3.00 to 4.83 years

Changes in the fair value of the embedded derivatives are calculated at each reporting period and recorded in (gain) loss on revaluation of derivatives in the condensed consolidated statements of operations. For the three months ended March 31, 2009, there was a change in the fair value of the embedded derivatives, which resulted in a gain of $5,058.  This gain was offset by the immediate recognition of loss on revaluation of derivatives issued during the same period in the amount of $793, resulting in a net gain of $4,265. For the three months ending March 31, 2008, there was a change in the fair value of the embedded derivatives, which resulted in a gain of $3,699.

THOMAS PHARMACEUTICALS, LTD. AND SUBSIDIARY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
MARCH 31, 2009 AND 2008

In accordance with SFAS 133, SFAS 150, “Accounting for Certain Financials Instruments With Characteristics of Both Liabilities and Equity” and EITF 00-19, the fair market value of the derivatives are recorded as a debt discount.  The debt discount on the iVoice debentures, the iVoice notes, the Thomas Acquisition debentures and the BJL debenture of $710,000, $124,552, $154,000 and $42,500, respectively, is being amortized over the life of the convertible debentures. Amortization expense on the debt discount for the three months ended March 31, 2009 and 2008 was $38,668 and $31,259, respectively.

NOTE 7 - RELATED PARTY TRANSACTIONS

In addition to the financing provided, iVoice provided administrative services and other miscellaneous support to the Company from time to time. As of January 1, 2009, iVoice no longer provides administrative services to the Company. For the three months ended March 31, 2009 and 2008, the Company has recorded $0 and $12,000 of these charges in the financial accounts of the Company. As of March 31, 2009, the unpaid balance of the current accounts due was transferred to a secured promissory note payable to iVoice. These amounts will remain unpaid until the Board of Directors determines that the Company has sufficient liquidity to make such payments.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

On March 1, 2007, the Company entered into an administrative services agreement with iVoice which became effective at the time of the distribution and replaced the administrative services agreement entered into on January 6, 2006. Under this agreement, iVoice provides the Company with physical premises, contract review, sales issuance, invoicing and collection services, financial accounting and reporting, claims administration and reporting, and other areas where the Company needs transitional assistance and support. Under the administrative services agreement, iVoice provides the Company substantially the same level of service and use substantially the same degree of care as iVoice’s personnel provided and used in providing such services prior to the execution of the agreement. For these services, the Company will pay iVoice a fee of $4,000 per month. On June 11, 2008, the administrative services agreement was amended to provide that any fees that are earned and remain unpaid shall be converted into a secured convertible promissory note which shall accrue interest at prime plus 1% (4.25% at March 31, 2009) per annum. As of January 1, 2009, iVoice no longer provides administrative services to the Company. As of March 31, 2009, the unpaid fees in the amount of $71,302 were converted to the promissory note and remain unpaid.

On June 10, 2008, the Company entered into an administrative services agreement with iVoice on behalf of its wholly owned subsidiary, Small Cap Advisors. Under this agreement, iVoice provides the Company with physical premises, contract review, sales issuance, invoicing and collection services, financial accounting and reporting, claims administration and reporting, and other areas where the Company needs transitional assistance and support. For these services, Small Cap Advisors will pay iVoice a fee of $4,000 per month. In addition, fees that are earned and remain unpaid at the end of a month shall be added to iVoice secured convertible promissory note which shall accrue interest at prime plus 1% (4.25% at March 31, 2009) per annum. As of January 1, 2009, iVoice no longer provides administrative services to the Company. As of March 31, 2009, the unpaid fees in the amount of $19,400 were converted to the promissory note and remain unpaid.

THOMAS PHARMACEUTICALS, LTD. AND SUBSIDIARY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
MARCH 31, 2009 AND 2008

On May 22, 2008, the Company entered into a consulting agreement with Jerome Mahoney to provide consulting services on strategic plans, policies and procedures, acquisitions, personnel matters and other assignments as directed by the Chief Executive Officer. As consideration, the Company will pay Mr. Mahoney the sum of $80,000 the first year with an annual increase of 10% every year thereafter. This compensation may be paid in Class B Common Stock, in lieu of cash, at the option of Board of Directors. In addition, the Company issued a five (5) year promissory note in the amount of $35,000 for a signing bonus. The promissory note carries an interest charge of 3% per annum and is convertible into Class B common stock on a dollar for dollar basis plus accrued interest. As of March 31, 2009, the total unpaid compensation in the amount of $122,881 is due and owing.

On May 22, 2008, the Company entered into an Employment Agreement with Mark Meller to serve as its Chief Executive Officer and Director through May 7, 2013 at an annual salary of $80,000 with an annual increase of 10% every year thereafter. This compensation may be paid in Class B Common Stock, in lieu of cash, at the option of Board of Directors. In addition, the Company issued a five (5) year promissory note in the amount of $35,000 for a signing bonus. The promissory note carries an interest charge of 3% per annum and is convertible into Class B common stock on a dollar for dollar basis plus accrued interest. As of March 31, 2009, unpaid compensation in the amount of $82,639 is due and owing.

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
MARCH 31, 2009 AND 2008

a) Preferred Stock

Preferred Stock consists of 1,000,000 shares of authorized preferred stock with no par value, of which 501,000 shares are in the designations listed below. The balance of the shares, 499,000, remain available for designation by the Company.

Series A Convertible Preferred Stock

Series A Convertible Preferred Stock consisted of 500,000 shares with no par value. The initial value of each share is $.01 and were subject to adjustment for stock dividends, combinations, splits, recapitalizations and the like. On January 6, 2006, the Company completed the merger with Thomas NY and as a result of the merger; the shareholders of Thomas NY exchanged all of their common stock shares of Thomas NY for 500,000 shares of Series A Convertible Preferred Stock. Following the spin-off from iVoice in November 2007, the holders of the 500,000 shares of Series A Convertible Preferred Stock shares were exchanged for 5,091,237 shares of Class A Common Stock pursuant to the provisions of the spin-off agreement.

As of March 31, 2009 and 2008, there are no shares issued and outstanding.

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

As of March 31, 2009 and 2008, there are 550 shares issued and outstanding.

b)  Class A Common Stock

Class A Common Stock consists of 10,000,000,000 shares with no par value.  As of March 31, 2009, there are 541,810,067 shares issued and outstanding. As of March 31, 2008, there are 273,276,105 shares issued and outstanding.

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

THOMAS PHARMACEUTICALS, LTD. AND SUBSIDIARY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
MARCH 31, 2009 AND 2008

For the three months ended March 31, 2009, the Company had the following transactions in its Class A common stock:

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

c)  Class B Common Stock

Class B Common Stock consists of 50,000,000 shares with no par value.  As of March 31, 2009 and 2008 there are no shares issued and outstanding.

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
MARCH 31, 2009 AND 2008

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

NOTE 10 - INCOME TAXES

Deferred income taxes will be determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities.  Deferred income taxes will be measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return.  Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. At March 31, 2009 and December 31, 2008 deferred tax assets consist of the following:

	March 31, 2009	December 31, 2008
Deferred tax assets	$390,000	$350,000
Less: Valuation allowance	(390,000)	(350,000)
Net deferred tax assets	$0	$0

At March 31, 2009 and December 31, 2008, the Company had a federal net operating loss carry forwards in the approximate amount of $975,000 and $875,000, respectively, available to offset future taxable income.  The Company established a valuation allowance equal to the full amount of the deferred tax asset due to the uncertainty of the utilization of the operating loss in future periods. Prior to the spin-off from iVoice, Inc, the Company was a subsidiary of iVoice and as such, did not have its’ own federal tax liability or federal net operating loss carry forward.

NOTE 11 - GOING CONCERN

The Company has sustained net operating losses, has a deficit working capital and has negative cash flows from operations for the year ended December 31, 2008 and for the three months ended March 31, 2009. There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Three months ended March 31, 2009 compared to three months ended March 31, 2008.

Total revenues for the three months ended March 31, 2009 and 2008 were $0 and $285, respectively. There were no revenues in the three months ended March 31, 2009. Revenues in the three months ended March 31, 2008 were from the reversal of reserves recorded in 2007 for chargebacks, rebates and product returns as the criteria for meeting the recognition of this revenue has occurred in 2008.

Gross profit for the three months ended March 31, 2009 and 2008 was $0 and $285, respectively. There is no gross profit in the three months ended March 31, 2009. The gross profit for the three months ended March 31, 2008 was the result of the sales of finished goods that had previously been written down to $0 and there were no costs on collections.

Operating expenses for the three months ended March 31, 2009 and 2008 were $93,234 and $88,737, respectively, for an increase of $4,497.  The increase primarily consist of an increase of $41,618 in consulting and legal fees offset by a decrease in executive compensation and benefits of approximately $25,000 and a decrease in administrative service fees of $12,000.

Total other expense for the three months ended March 31, 2009 was an expense of $47,710. This total was primarily comprised of $38,668 amortization of the discount on debt and $29,021 of interest expense on the debentures and promissory notes offset by $4,265 gain on revaluation of the derivatives and $15,714 gain on the write-off of the Lebhar-Friedman debt in the settlement. Total other expense for the three months ended March 31, 2008 was an expense of $98,441. This total was primarily comprised of $31,259 amortization of the discount on debt, $45,500 of beneficial interest on debt conversion and $25,381 of interest expense on the debentures and promissory notes offset by a $3,699 gain on revaluation of the derivatives. The increase in amortization of the discount on debt and the increase in interest expense were related to the increases in convertible debt as compared to the prior year.

Loss before preferred dividends for the three months ended March 31, 2009 and 2008 were $140,944 and $186,893, respectively. The decrease in loss before preferred dividends of $45,949 was primarily the results the gain on the write-off of debt and the non-recurrence of the beneficial interest charge in the current year.

Preferred dividends for the three months ended March 31, 2009 and 2008 were $13,562 and $13,713, respectively. These dividends are accrued pursuant to the provisions of the Series B Convertible Preferred Stock and remain unpaid.

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

On January 26, 2007, Thomas Acquisition issued to BioBridge LLC a debenture in the principal amount of $103,200 convertible into Class A Common Stock of Thomas Pharmaceuticals and a debenture in the principal amount of $96,800 convertible into Series B Convertible Preferred Stock of Thomas Pharmaceuticals. The $103,200 convertible debentures provide that, at the holder’s option, principal and interest due on the debentures can be converted into the number of shares of Thomas Pharmaceuticals Class A Common Stock determined by dividing the amount of the debenture being converted by a 20% discount to the lowest closing bid price of the Thomas Pharmaceuticals Class A Common Stock for the five trading days before the conversion date. The $96,800 convertible debentures provide that, at the holder’s option, principal and interest due on the debentures can be converted into the Thomas Pharmaceuticals Series B Convertible Preferred Stock having a stated value of $1,000 per share. The Thomas Pharmaceuticals Series B Convertible Preferred Stock is convertible at the holder’s option into the number of shares of Thomas Pharmaceuticals Class A Common Stock determined by dividing the stated value of the shares of Thomas Pharmaceuticals Series B Convertible Preferred Stock being converted by a 20% discount to the lowest closing bid price of the Thomas Pharmaceuticals Class A Common Stock for the five trading days before the conversion date. There is no limit upon the number of shares that Thomas Pharmaceuticals may be required to issue upon conversion of any of these obligations. The $103,200 convertible debenture was secured by substantially all of the assets of Thomas Pharmaceuticals (including goods, inventory, contract rights, accounts receivable, products and proceeds), subordinate to the security interest previously granted to iVoice. The net proceeds of $160,000 from the convertible debentures were loaned by Thomas Acquisition to Thomas Pharmaceuticals and Thomas Pharmaceuticals executed a Promissory Note for such funds. The Promissory Note bears interest at the rate of ten (10%) percent per annum and has a term of seven years.  In exchange for and in consideration of BioBridge LLC purchasing the secured convertible debenture and thereby permitting Thomas Acquisition to loan the net proceeds to Thomas Pharmaceuticals for operations, Thomas Pharmaceuticals agreed to have the convertible debenture secured with assets of Thomas Pharmaceuticals and convertible into shares of Thomas Pharmaceuticals.

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

On March 30, 2009, the Company issued to Bagell Josephs Levine & Co, LLC a $42,500 convertible debenture due on March 30, 2012 bearing interest of 6% per annum. BJL may, at its discretion, convert the outstanding principal and accrued interest, in whole or in part, into a number of shares of Thomas Pharmaceuticals Class A Common Stock at the price per share equal to ninety eighty percent (98%) of the lowest closing bid price of the Common Stock for the five (5) trading days immediately preceding the conversion date.

To date, the Company has incurred substantial losses, and will require financing for working capital to meet its operating obligations. We anticipate that we will require financing on an ongoing basis for the foreseeable future to fund our working capital needs.

During the three months ended March 31, 2009, the Company had a net decrease in cash of $1,968. The Company’s principal sources and uses of funds were as follows:

Cash used by operating activities. The Company used $1,968 in cash for operating activities in the three months ended March 31, 2009. The use of funds is primarily the result of the cash losses from operations sustained by the Company offset by increases in accounts payable and accrued expenses.

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

Management of the Company has also evaluated, with the participation of the Chief Executive Officer of the Company, any change in the Company’s internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q and determined that there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1- LEGAL PROCEEDINGS

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

Thomas Pharmaceuticals, Ltd.

By: /s/ Mark Meller                                                                                                                                                 Date:  May 20, 2009
Mark Meller, Chief Executive Officer and
Principal Accounting Officer

Index of Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certifications.

32.1	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.