Form 10-Q
period 2009-06-30
Thomas Pharmaceuticals, Ltd.
filed 2009-08-19
CIK 1391428

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

Number of shares of Class A, common stock, No par value, outstanding as of August 15, 2009:  541,810,067

THOMAS PHARMACEUTICALS, LTD. AND SUBSIDIARY
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008

THOMAS PHARMACEUTICALS, LTD. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(unaudited)	(restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$761	$6,557
Prepaid expenses and other current assets	10,194	4,699
Total current assets	10,955	11,256

PROPERTY AND EQUIPMENT, net of accumulated depreciation
of $119,118 and $118,555, respectively	1,690	2,253

TOTAL ASSETS	$12,645	$13,509

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,275,143	$1,121,244
Notes payable	230,952	230,952
Dividends payable	184,589	157,315
Liability for conversion feature	215,797	209,945
Convertible debentures payable	735,812	697,632
Total current liabilities	2,642,293	2,417,088

LONG TERM DEBT
Notes payable	154,000	154,000

Total liabilities	2,796,293	2,571,088

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Series A Convertible Preferred stock, no par value; authorized 500,000 shares;
no shares issued and outstanding	--	--
Series B Convertible Preferred stock, no par value; authorized 1,000 shares;
550 shares issued and outstanding	550,000	550,000
Common stock, Class A – no par value; authorized 10,000,000,000 shares;
541,810,067 at June 30, 2009 and 477,810,067 at December 31, 2008
shares issued and outstanding	34,355	28,291
Common stock, Class B - no par value; authorized 50,000,000 shares;
no shares issued or outstanding	--	--
Accumulated deficit	(3,368,003)	(3,135,870)
Total stockholders' deficit	(2,783,648)	(2,557,579)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$12,645	$13,509

The accompanying notes are an integral part of these condensed consolidated financial statements.

THOMAS PHARMACEUTICALS, LTD. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the six months		For the three months
	ended June 30,		ended June 30,
	2009	2008	2009	2008
		(restated)		(restated)
NET REVENUES, net of provision for product returns
and credits of $0 and $0, respectively	$--	$27,375	$--	$27,090

COST OF SALES	--	--	--	--

GROSS PROFIT	--	27,375	--	27,090

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES
General and administrative expenses	152,946	287,432	59,993	198,977
Depreciation and amortization	563	564	282	282
Total selling, general and administrative expenses	153,509	287,996	60,275	199,259

LOSS FROM OPERATIONS	(153,509)	(260,621)	(60,275)	(172,169)

OTHER (INCOME) EXPENSE
Interest expense	67,064	129,100	34,353	55,691
Gain on settlement of debt	(15,714)	--	--	--
Total other (income) expense	51,350	129,100	34,353	55,691

LOSS BEFORE PROVISION FOR
INCOME TAXES	(204,859)	(389,721)	(94,628)	(227,860)

PROVISION FOR INCOME TAXES	-	-	-	-

LOSS BEFORE PREFERRED DIVIDENDS	(204,859)	(389,721)	(94,628)	(227,860)

PREFERRED DIVIDENDS	27,274	27,425	13,712	13,712

NET LOSS APPLICABLE TO COMMON SHARES	$(232,133)	$(417,146)	$(108,340)	$(241,572)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	515,279,128	275,375,006	541,810,067	281,320,061

The accompanying notes are an integral part of these condensed consolidated financial statements.

THOMAS PHARMACEUTICALS, LTD. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30,

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) before preferred dividends	$(204,859)	$(389,721)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation expense	563	564
Beneficial interest on convertible debt	6,596	75,007
Gain on settlement of debt	(15,714)	--
Changes in certain assets and liabilities:
(Increase) in prepaid expenses and other assets	(5,495)	(588)
Increase in accounts payable and accrued liabilities	213,113	264,182
Total cash (used in) operating activities	(5,796)	(50,556)

CASH FLOWS FROM FINANCING ACTIVITIES:
Gross proceeds from debt financing	--	77,250
Total cash provided by financing activities	--	77,250

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,796)	26,694

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	6,557	9,705

CASH AND CASH EQUIVALENTS – END OF PERIOD	$761	$36,399

CASH PAID DURING THE PERIOD FOR:
Interest expense	$-	$-
Income taxes	$-	$-

NON CASH TRANSACTIONS DURING THE PERIOD:
Convertible debenture issued for unsecured debt	$42,500	$-
Common stock issued for settlement of unsecured debt	$1,000	$-

SUPPLEMENTAL CASH FLOW INFORMATION

For the six months ended June 30, 2009:

a)	The Company issued 10,000,000 shares of Class A common stock as partial settlement of outstanding unsecured debt, valued at $1,000.

b)	The Company issued 54,000,000 shares of Class A common stock to iVoice, Inc. as repayment of principal on an outstanding convertible debenture, valued at $4,320.

c)	The Company issued a 6% convertible debenture as settlement of outstanding unsecured debt, valued at $42,500.

d)	The Company accrued $27,274 of preferred stock dividends.

For the six months ended June 30, 2008:

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

d)	The Company accrued $27,425 of preferred stock dividends.

e)	The Company converted its outstanding accounts due to iVoice, Inc. for unpaid administrative services in the amount of $47,302 into a convertible promissory note.

The accompanying notes are an integral part of these condensed consolidated financial statements.

THOMAS PHARMACEUTICALS, LTD. AND SUBSIDIARY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2009 AND 2008

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
JUNE 30, 2009 AND 2008

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash or cash equivalents. As of June 30, 2009 and December 31, 2008, the Company has no cash equivalents.

The Company maintains cash and cash equivalents with a financial institution, which is insured by the Federal Deposit Insurance Corporation up to $250,000. The Company had no uninsured cash balances at June 30, 2009 or December 31, 2008.

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

Advertising Costs

Advertising costs are expensed as incurred and are included in selling and marketing expenses.  For the six months ended June 30, 2009 and 2008, the Company incurred $0 in advertising costs.

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

Accounting for Certain Financial Instruments With Characteristics of both Liabilities and Equity – Change in Accounting  Principle.

As of June 30, 2009 we have adopted Financial Accounting Statement No. 150 - Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (FAS 150). Previously, we had accounted for our variable weighted average priced convertible debt instruments in accordance with Emerging Issues Task Force 00-19 (EITF 00-19) - Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company's Own Stock solely based on the variability in the shares to be issued in our convertible debt instruments. Upon further review of EITF 08-4 and FAS 150 we have changed our accounting policy to account for the conversion feature as a debt discount without bifurcating any additional component from the debt instrument as a derivative. We believe that the treatment under FAS 150, among the diversity in accounting treatments that exist, is more appropriate. Due to our change in accounting principle we have retroactively updated our financial statements as of December 31, 2008 and for the three and six months ended June 30, 2008.

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
JUNE 30, 2009 AND 2008
Loss Per Share of Common Stock

Historical net loss per common share is computed using the weighted average number of common shares outstanding. Common stock equivalents were not included in the computation of diluted earnings per share when the Company reported a loss because to do so would be antidilutive for periods presented.

The following is a reconciliation of the computation for basic and diluted EPS:

	Six months ended June 30,
	2009	2008

Net (loss) applicable to common shares	$(232,133)	$(417,146)

Weighted-average common shares
Outstanding	515,279,128	275,375,006

Net (loss) per share (basic and diluted)	$(0.00)	$(0.00)

The Company has shares issuable upon conversion of the iVoice Convertible Debentures, the iVoice Promissory Notes, the Thomas Acquisition Convertible Debenture and the Series B Convertible Preferred Stock. At June 30, 2009 and 2008, the Company had common stock equivalents of 20,236,973,469 and 9,878,950,000, respectively.

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

In June 2008, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 08-3, Accounting for Lessees for Maintenance Deposits Under Lease Arrangements ("EITF 08-3"). EITF 08-3 provides guidance for accounting for nonrefundable maintenance deposits. It also provides revenue recognition accounting guidance for the lessor. EITF 08-3 is effective for fiscal years beginning after December 15, 2008. The Company’s adoption of EITF 08-3 did not have a material impact on the Company’s consolidated financial statements.

In June 2008, the FASB ratified Emerging Issues Task Force EITF 08-4, Transition Guidance for Conforming Changes to EITF Issues No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”. ("EITF 08-4"). EITF 08-4 provides transition guidance for conforming changes made to Issue 98-5 that resulted from Issue 00-27 and Statement 150. EITF 08-4 is effective for fiscal years beginning after December 15, 2008. The Company’s adoption of provisions of EITF 08-4 required us to revisit our interpretation of EITF 00-19 and FAS150 and the Company restated the historical consolidated financial statements. See Note 12 for a discussion of the resulting changes.

In November 2008, the FASB issued EITF Issue No. 08-7, Accounting for Defensive Intangible Assets (“EITF 08-7”). EITF 08-7 addresses the accounting for assets acquired in a business combination or asset acquisition that an entity does not intend to actively use, otherwise referred to as a ‘defensive asset.’ EITF 08-7 requires defensive intangible assets to be initially accounted for as a separate unit of accounting and not included as part of the cost of the acquirer’s existing intangible asset(s) because it is separately identifiable. EITF 08-7 also requires that defensive intangible assets be assigned a useful life in accordance with paragraph 11 of SFAS 142 and is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company’s adoption of this EITF did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. The most significant change the FSP brings is a revision to the amount of other-than-temporary loss of a debt security recorded in earnings. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. The Company’s adoption of this standard did not have a material impact on its consolidated financial statements.

THOMAS PHARMACEUTICALS, LTD. AND SUBSIDIARY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2009 AND 2008

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. The Company’s adoption of this standard did not have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim and annual reporting periods ending after June 15, 2009. The Company’s adoption of this standard did not have a material impact on its consolidated financial statements.

NOTE 3 – FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. This Statement defines fair value for certain financial and nonfinancial assets and liabilities that are recorded at fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This guidance applies to other accounting pronouncements that require or permit fair value measurements. On February 12, 2008, the FASB finalized FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157. This Staff Position delays the effective date of SFAS No. 157 for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 and FSP No. 157-2 had no effect on the Company’s condensed consolidated financial position or results of operations.

NOTE 4 – CONVERTIBLE DEBENTURES

On January 6, 2006 the Company issued to iVoice a $360,000 secured convertible debenture due on January 1, 2013 bearing interest of 10%, compounded quarterly. During the six months ended June 30, 2009, the Company issued 54,000,000 shares of Class A common stock as repayment of principal of $4,320. As of June 30, 2009 the remaining principal balance of the convertible debenture was $343,312 plus $146,434 of accrued interest.

On January 6, 2006 the Company issued to iVoice a $100,000 administrative service convertible debenture due on January 1, 2013 bearing interest of 10%, compounded quarterly. This debenture is issued in lieu of payments on the Administrative Services Agreement of the same date. As of June 30, 2009 the remaining principal balance of the convertible debenture was $100,000 plus $41,040 of accrued interest.

On April 27, 2006 the Company issued to iVoice a $225,000 secured convertible debenture due on January 1, 2013 bearing interest of 10%, compounded quarterly. As of June 30, 2009 the remaining principal balance of the convertible debenture was $225,000 plus $82,964 of accrued interest.

On February 7, 2007, the Company issued to iVoice a $25,000 secured convertible debenture due on February 6, 2014 bearing interest of 10%, compounded quarterly. As of June 30, 2009 the remaining principal balance of the convertible debenture was $25,000 plus $6,654 of accrued interest.

The Company can redeem a portion or all amounts outstanding under the iVoice Convertible Debentures at any time upon thirty (30) business days advanced written notice.  The redemption price shall be equal to one hundred twenty-five percent (125%) multiplied by the portion of the principal sum being redeemed, plus any accrued and unpaid interest.

iVoice may, at its discretion, convert the outstanding principal and accrued interest, in whole or in part, into a number of shares of Thomas Pharmaceuticals Class A Common Stock at the price per share equal to eighty percent (80%) of the lowest closing bid price of the Common Stock for the five (5) trading days immediately preceding the conversion date. The Company determined that the conversion feature of the iVoice Debentures met the criteria of FAS150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, as it could result in the note being converted into a variable number of shares. At the commitment dates, the Company determined the value of the iVoice Convertible Debentures to be an aggregate $832,957, which represented their face values of $710,000 plus the present values of the liability for the conversion features of $122,957. The Company recorded the $122,957 to interest expense at the commitment dates of the debentures.  The difference between the fair value of the conversion feature and the present value is being accreted through interest expense.  As of June 30, 2009 and 2008, an expense of $3,725 and $4,074 was recorded as interest expense for the accretion of the discount from the liability of the conversion feature.

THOMAS PHARMACEUTICALS, LTD. AND SUBSIDIARY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2009 AND 2008
On March 30, 2009, the Company issued to Bagell Josephs Levine & Co, LLC (“BJL”) a $42,500 convertible debenture (the “BJL Debenture”) due on March 30, 2012 bearing interest of 6% per annum. BJL may, at its discretion, convert the outstanding principal and accrued interest, in whole or in part, into a number of shares of Thomas Pharmaceuticals Class A Common Stock at the price per share equal to ninety eighty percent (98%) of the lowest closing bid price of the Common Stock for the five (5) trading days immediately preceding the conversion date. The Company determined that the beneficial conversion feature of the BJL Debenture met the criteria of FAS150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, and therefore the conversion feature was accounted at its intrinsic value of $867 and was charged to interest expenses on the consolidated statements of operations.

The aggregate principal value of the iVoice and BJL debentures at June 30, 2009 is $735,812.

NOTE 5 – NOTES PAYABLE

CURRENT PORTION

As part of the merger with Thomas NY, the Company assumed a $20,000 promissory note due to Jana M. Wesley which bears interest at the rate of 5% per annum, compounded annually.  The promissory note matured on January 19, 2009 with a lump sum payment due of any remaining principal and interest. As of the date of this filing, the Company is in default of this obligation and will incur additional interest charges at a rate of the lesser of 15% per annum or the maximum interest rate provided by law, and the interest shall be payable monthly. As of June 30, 2009, the unpaid balance on the promissory note is $20,000 plus accrued interest of $5,932.

On June 10, 2008, the Company received $77,250 from iVoice, Inc. for an initial investment in Small Cap Advisors. The Company secured the receipt with a convertible promissory note, at an interest of prime plus 1 (4.25% at June 30, 2009) percent per annum. Additional amounts may be added to this note based on any unpaid administrative service fees and will accrue interest at the above specified rate from date of advance until paid. The principal and interest shall be due and payable as follows: (a) interest shall accrue monthly on the unpaid balance and shall be paid annually, and (b) principal shall be payable on demand. As of June 30, 2009, the balance due on the note is $69,650, plus accrued interest of $3,858.

On June 11, 2008, the Company converted its outstanding accounts due to iVoice, Inc. for unpaid administrative services in the amount of $47,302 into a convertible promissory note at the rate of prime plus 1 (4.25% at June 30, 2009) percent per annum. Additional amounts may be added to this note based on any unpaid administrative service fees and will accrue interest at the above specified rate from date of advance until paid. The principal and interest shall be due and payable as follows: (a) interest shall accrue monthly on the unpaid balance and shall be paid annually, and (b) principal shall be payable on demand. At June 30, 2009, the principal balance of the note is $71,302, plus accrued interest of $3,033.

The Company determined that the beneficial conversion feature of the iVoice convertible promissory notes met the criteria of FAS150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, and therefore the conversion feature was accounted at its intrinsic value of $35,239  and was charged to interest expenses on the consolidated statements of operations.

On April 16, 2008 and May 7, 2008, the Company executed a consulting agreement with Jerome Mahoney and an employment agreement with Mark Meller, respectively. As part of their individual compensation agreements, the Company issued two five (5) year promissory notes in the amount of $35,000, each, for signing bonuses. The notes carry interest charges of 3% per annum and are convertible into Class B common stock on a dollar for dollar basis plus accrued interest. As of June 30, 2009, the balance due on the notes is $35,000 each, plus accrued interest of $1,266 and $1,205, respectively.

The aggregate principal balances of the promissory notes at June 30, 2009 is $230,952.

LONG TERM PORTION

On January 26, 2007, Thomas Acquisition issued to an investor a debenture in the principal amount of $103,200 convertible into Class A Common Stock of Thomas Pharmaceuticals and a debenture in the principal amount of $96,800 convertible into Series B Convertible Preferred Stock of the Company. The $103,200 convertible debentures provide that, at the holder’s option, principal and interest due on the debentures can be converted into the number of shares of the Company’s Class A Common Stock determined by dividing the amount of the debenture being converted by a 20% discount to the lowest closing bid price of the Company’s Class A Common Stock for the five trading days before the conversion date.  The $96,800 convertible debentures provide that, at the holder’s option, principal and interest due on the debentures can be converted into the Company’s Series B Convertible Preferred Stock having a stated value of $1,000 per share. The $103,200 convertible debenture was secured with the assets of the Company, subordinate to the security interest previously granted to iVoice. The net proceeds of $160,000 from the convertible debentures were loaned to the Company in the form of a Promissory Note. The Promissory Note bears interest at the rate of ten percent per annum and the term shall be seven (7) years and shall be due and payable on January 8, 2014. On February 12, 2007, the Company repaid $6,000 that was applied to the principal balance of the promissory note. As of June 30, 2009, the unpaid balance on the promissory note is $154,000 plus accrued interest of $37,929.

The Company determined that the beneficial conversion feature of the Thomas Acquisition Debentures met the criteria of FAS150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, and therefore the conversion feature was accounted at its intrinsic value of $50,000 and was charged to interest expenses on the consolidated statements of operations.

THOMAS PHARMACEUTICALS, LTD. AND SUBSIDIARY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2009 AND 2008

NOTE 6 - LIABILITY FOR CONVERSION FEATURE

In accordance with FAS150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, the conversion feature of the iVoice Convertible Debentures, the iVoice Promissory Notes, the Thomas Acquisition Convertible Debentures and the BJL Debentures has an aggregate intrinsic value of $263,606 and had a present value of $185,186 at issuance. The difference is being accreted over the term of the debt to interest expense and its current value is $215,797 at June 30, 2009. Interest expense for the six months ended June 30, 2009 include a charge of $6,596 for accretion and new charges for the period.

NOTE 7 - RELATED PARTY TRANSACTIONS

In addition to the financing provided, iVoice provided administrative services and other miscellaneous support to the Company from time to time. As of January 1, 2009, iVoice no longer provides administrative services to the Company. For the six months ended June 30, 2009 and 2008, the Company has recorded $0 and $28,000 of these charges in the financial accounts of the Company. As of June 30, 2009, the unpaid balance of the current accounts due was transferred to a secured promissory note payable to iVoice. These amounts will remain unpaid until the Board of Directors determines that the Company has sufficient liquidity to make such payments.

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

On March 1, 2007, the Company entered into an administrative services agreement with iVoice which became effective at the time of the distribution and replaced the administrative services agreement entered into on January 6, 2006. Under this agreement, iVoice provides the Company with physical premises, contract review, sales issuance, invoicing and collection services, financial accounting and reporting, claims administration and reporting, and other areas where the Company needs transitional assistance and support. Under the administrative services agreement, iVoice provides the Company substantially the same level of service and use substantially the same degree of care as iVoice’s personnel provided and used in providing such services prior to the execution of the agreement. For these services, the Company will pay iVoice a fee of $4,000 per month. On June 11, 2008, the administrative services agreement was amended to provide that any fees that are earned and remain unpaid shall be converted into a secured convertible promissory note which shall accrue interest at prime plus 1% (4.25% at June 30, 2009) per annum. As of January 1, 2009, iVoice no longer provides administrative services to the Company. As of June 30, 2009, the unpaid fees in the amount of $71,302 were converted to the promissory note and remain unpaid.

On June 10, 2008, the Company entered into an administrative services agreement with iVoice on behalf of its wholly owned subsidiary, Small Cap Advisors. Under this agreement, iVoice provides the Company with physical premises, contract review, sales issuance, invoicing and collection services, financial accounting and reporting, claims administration and reporting, and other areas where the Company needs transitional assistance and support. For these services, Small Cap Advisors will pay iVoice a fee of $4,000 per month. In addition, fees that are earned and remain unpaid at the end of a month shall be added to iVoice secured convertible promissory note which shall accrue interest at prime plus 1% (4.25% at June 30, 2009) per annum. As of January 1, 2009, iVoice no longer provides administrative services to the Company. As of June 30, 2009, the unpaid fees in the amount of $19,400 were converted to the promissory note and remain unpaid.

On May 22, 2008, the Company entered into a consulting agreement with Jerome Mahoney to provide consulting services on strategic plans, policies and procedures, acquisitions, personnel matters and other assignments as directed by the Chief Executive Officer. As consideration, the Company will pay Mr. Mahoney the sum of $80,000 the first year with an annual increase of 10% every year thereafter. This compensation may be paid in Class B Common Stock, in lieu of cash, at the option of Board of Directors. In addition, the Company issued a five (5) year promissory note in the amount of $35,000 for a signing bonus. The promissory note carries an interest charge of 3% per annum and is convertible into Class B common stock on a dollar for dollar basis plus accrued interest. As of June 30, 2009, the total unpaid compensation in the amount of $142,881 is due and owing.

THOMAS PHARMACEUTICALS, LTD. AND SUBSIDIARY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2009 AND 2008
On May 22, 2008, the Company entered into an Employment Agreement with Mark Meller to serve as its Chief Executive Officer and Director through May 7, 2013 at an annual salary of $80,000 with an annual increase of 10% every year thereafter. This compensation may be paid in Class B Common Stock, in lieu of cash, at the option of Board of Directors. In addition, the Company issued a five (5) year promissory note in the amount of $35,000 for a signing bonus. The promissory note carries an interest charge of 3% per annum and is convertible into Class B common stock on a dollar for dollar basis plus accrued interest. As of June 30, 2009, unpaid compensation in the amount of $106,239 is due and owing.

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

On January 22, 2009, the accounting firm of Rosen, Seymour, Shapss, Martin & Company LLP filed suit against the Company for the sum of $25,000 claiming that the Company did not pay the accounting firm fees previously agreed upon.  The Company did not defend this action and the plaintiff has obtained a default judgment against the Company.

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

As of June 30, 2009 and 2008, there are no shares issued and outstanding.

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

As of June 30, 2009 and 2008, there are 550 shares issued and outstanding.

THOMAS PHARMACEUTICALS, LTD. AND SUBSIDIARY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2009 AND 2008
b)	Class A Common Stock

Class A Common Stock consists of 10,000,000,000 shares with no par value.  As of June 30, 2009, there are 541,810,067 shares issued and outstanding. As of June 30, 2008, there are 285,276,105 shares issued and outstanding.

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

For the six months ended June 30, 2009, the Company had the following transactions in its Class A common stock:

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

Class B Common Stock consists of 50,000,000 shares with no par value.  As of June 30, 2009 and 2008 there are no shares issued and outstanding.

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

THOMAS PHARMACEUTICALS, LTD. AND SUBSIDIARY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2009 AND 2008

NOTE 10 - INCOME TAXES

Deferred income taxes will be determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities.  Deferred income taxes will be measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return.  Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. At June 30, 2009 and December 31, 2008 deferred tax assets consist of the following:

	June 30, 2009	December 31, 2008
Deferred tax assets	$430,000	$350,000
Less: Valuation allowance	(430,000)	(350,000)
Net deferred tax assets	$0	$0

At June 30, 2009 and December 31, 2008, the Company had a federal net operating loss carry forwards in the approximate amount of $1,075,000 and $875,000, respectively, available to offset future taxable income.  The Company established a valuation allowance equal to the full amount of the deferred tax asset due to the uncertainty of the utilization of the operating loss in future periods. Prior to the spin-off from iVoice, Inc, the Company was a subsidiary of iVoice and as such, did not have its’ own federal tax liability or federal net operating loss carry forward.

NOTE 11 - GOING CONCERN

The Company has sustained net operating losses, has a deficit working capital and has negative cash flows from operations for the year ended December 31, 2008 and for the six months ended June 30, 2009. There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 12 - RESTATEMENT

As of June 30, 2009 we have adopted Financial Accounting Statement No. 150 - Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (FAS 150). Previously, we had accounted for our variable weighted average priced convertible debt instruments in accordance with Emerging Issues Task Force 00-19 (EITF 00-19) - Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company's Own Stock solely based on the variability in the shares to be issued in our convertible debt instruments. Upon further review of EITF 08-4 and FAS 150 we have changed our accounting policy to account for the conversion feature as a debt discount without bifurcating any additional component from the debt instrument as a derivative. We believe that the treatment under FAS 150, among the diversity in accounting treatments that exist, is more appropriate. Due to our change in accounting principle we have retroactively restated our financial statements from three and six months ended June 30, 2008, and for the year ended December 31, 2008.

The table below summarizes various accounts that were affected by the restatement:

	Restated	As Reported

Three months ended June 30, 2008
Net loss before applicable to common shares	$(241,572)	$(282,248)

Six months ended June 30, 2008
Net loss before applicable to common shares	$(417,146)	$(482,854)

Six months ended June 30, 2009
Net loss before applicable to common shares	$(232,133)	$(299,454)
Total liabilities	$2,796,293	$3,316,117
Total stockholders’ deficit	$(2,783,648)	$(3,303,472)

Year ended December 31, 2008
Total liabilities	$2,571,088	$3,022,847
Total stockholders’ deficit	$(2,557,579)	$(3,009,338)

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

Results of Operations

Six months ended June 30, 2009 compared to six months ended June 30, 2008.

Total revenues for the six months ended June 30, 2009 and 2008 were $0 and $27,375, respectively. There were no revenues in the six months ended June 30, 2009. Revenues in the six months ended June 30, 2008 were from the reversal of reserves recorded in 2007 for chargebacks, rebates and product returns as the criteria for meeting the recognition of this revenue has occurred in 2008.

Gross profit for the six months ended June 30, 2009 and 2008 was $0 and $27,375, respectively. There is no gross profit in the six months ended June 30, 2009. The gross profit for the six months ended June 30, 2008 was the result of the sales of finished goods that had previously been written down to $0 and there were no costs on collections.

Operating expenses for the six months ended June 30, 2009 and 2008 were $153,509 and $287,996, respectively, for a decrease of $134,487.  The decrease primarily consist of a decrease in executive salaries and taxes of $55,102, decreases of $47,330 in the curtailment of expenses in Small Cap Advisors, decrease of $24,000 in administrative services fees and other decreases in insurance and professional services when compared to the prior year.

Total other expense for the six months ended June 30, 2009 was an expense of $51,350. This total was comprised of $60,468 of interest expense on the debentures and promissory notes and $6,596 accretion of discount from present value of conversion liability offset by $15,714 gain on the write-off of the Lebhar-Friedman debt in the settlement. Total other expense for the six months ended June 30, 2008 was an expense of $129,100. This total was comprised of $75,007 of  accretion of discount from present value of conversion liability and $54,093 of interest expense on the debentures and promissory notes. The increase in interest expense were related to the increases in convertible debt as compared to the prior year.

The restated loss before preferred dividends for the six months ended June 30, 2009 and 2008 were $204,859 and $389,721, respectively. The decrease in the loss before preferred dividends of $184,862 was primarily the results of the lower operating expenses and the non-recurrence of the beneficial interest charge offset the gain on the write-off of debt in the current year.

Preferred dividends for the six months ended June 30, 2009 and 2008 were $27,274 and $27,425, respectively. These dividends are accrued pursuant to the provisions of the Series B Convertible Preferred Stock and remain unpaid.

Three months ended June 30, 2009 compared to three months ended June 30, 2008.

Total revenues for the three months ended June 30, 2009 and 2008 were $0 and $27,090, respectively. There were no revenues in the three months ended June 30, 2009. Revenues in the three months ended June 30, 2008 were from the reversal of reserves recorded in 2007 for chargebacks, rebates and product returns as the criteria for meeting the recognition of this revenue has occurred in 2008.

Gross profit for the three months ended June 30, 2009 and 2008 was $0 and $27,090, respectively. There is no gross profit in the three months ended June 30, 2009. The gross profit for the three months ended June 30, 2008 was the result of the sales of finished goods that had previously been written down to $0 and there were no costs on collections.

Operating expenses for the three months ended June 30, 2009 and 2008 were $60,275 and $199,259, respectively, for a decrease of $138,984.  The decrease primarily consist of a decrease of $45,506 in consulting and legal fees, decreases of $47,910 in the curtailment of expenses in Small Cap Advisors, a decrease in executive compensation and taxes of approximately $36,536 and a decrease in administrative service fees of $12,000.

Total other expense for the three months ended June 30, 2009 was an expense of $34,353. This total was comprised of $31,447 of interest expense on the debentures and promissory notes and $2,906  accretion of discount from present value of conversion liability.  Total other expense for the three months ended June 30, 2008 was an expense of $55,691. This total was comprised of $26,979 accretion of discount from present value of conversion liability and $28,712 of interest expense on the debentures and promissory notes. The increase in interest expense were related to the increases in convertible debt as compared to the prior year.

Loss before preferred dividends for the three months ended June 30, 2009 was $94,628. Restated loss for the three months ended June 30, 2008 was $227,860. The decrease in loss before preferred dividends of $133,232 was primarily the results of the lower operating expenses and interest expenses when compared to the prior year.

Preferred dividends for the three months ended June 30, 2009 and 2008 were $13,712 and $13,712, respectively. These dividends are accrued pursuant to the provisions of the Series B Convertible Preferred Stock and remain unpaid.

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

On June 10, 2008, the Company received $77,250 from iVoice, Inc. for an initial investment in Small Cap Advisors. The Company secured the receipt with a convertible promissory note, at an interest of prime plus 1 percent per annum. Additional amounts of $19,400 were added to this note based on any unpaid administrative service fees. In November 2008, $27,000 of the principal balance of the note was repaid to iVoice, Inc in cash. The outstanding principal balance of the note will accrue interest at the above specified rate from date of advance until paid.

On June 11, 2008, the Company converted its outstanding accounts due to iVoice, Inc. for unpaid administrative services in the amount of $47,302 into a convertible promissory note at the rate of prime plus 1 percent per annum. During 2008, additional amounts of $24,000 was added to this note based on any unpaid administrative service fees and will accrue interest at the above specified rate from date of advance until paid.

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

During the six months ended June 30, 2009, the Company had a net decrease in cash of $5,796. The Company’s principal sources and uses of funds were as follows:

Cash used by operating activities. The Company used $5,796 in cash for operating activities in the six months ended June 30, 2009. The use of funds is primarily the result of the cash losses from operations sustained by the Company offset by increases in accounts payable and accrued expenses.

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

Thomas Pharmaceuticals, Ltd.

By: /s/ Mark Meller                                                                                                           Date:           August 19, 2009
Mark Meller, Chief Executive Officer and
Principal Accounting Officer

Index of Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certifications.

32.1	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.