Form 10-Q
period 2009-09-30
Thomas Pharmaceuticals, Ltd.
filed 2009-11-16
CIK 1391428

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

Number of shares of Class A, common stock, No par value, outstanding as of November 13, 2009:  541,810,067

THOMAS PHARMACEUTICALS, LTD. AND SUBSIDIARY
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THOMAS PHARMACEUTICALS, LTD. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(unaudited)	(restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,276	$6,557
Prepaid expenses and other current assets	4,699	4,699
Total current assets	5,975	11,256

PROPERTY AND EQUIPMENT, net of accumulated depreciation
of $119,400 and $118,555, respectively	1,408	2,253

TOTAL ASSETS	$7,383	$13,509

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,358,918	$1,121,244
Notes payable	230,952	230,952
Dividends payable	198,452	157,315
Liability for conversion feature	218,701	209,945
Convertible debentures payable	735,812	697,632
Total current liabilities	2,742,835	2,417,088

LONG TERM DEBT
Notes payable	154,000	154,000

Total liabilities	2,896,835	2,571,088

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Series A Convertible Preferred stock, no par value; authorized 500,000 shares;
no shares issued and outstanding	--	--
Series B Convertible Preferred stock, no par value; authorized 1,000 shares;
550 shares issued and outstanding	550,000	550,000
Common stock, Class A – no par value; authorized 10,000,000,000 shares;
541,810,067 at September 30, 2009 and 477,810,067 at December 31, 2008
shares issued and outstanding	34,355	28,291
Common stock, Class B - no par value; authorized 50,000,000 shares;
no shares issued or outstanding	--	--
Accumulated deficit	(3,473,807)	(3,135,870)
Total stockholders' deficit	(2,889,452)	(2,557,579)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$7,383	$13,509

The accompanying notes are an integral part of these condensed consolidated financial statements.

THOMAS PHARMACEUTICALS, LTD. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the nine months		For the three months
	September 30,		September 30,
	2009	2008	2009	2008
		(restated)		(restated)
NET REVENUES, net of provision for product returns
and credits of $0 and $0, respectively	$--	$27,375	$--	$--

COST OF SALES	--	--	--	--

GROSS PROFIT	--	27,375	--	--

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES
General and administrative expenses	209,714	373,702	56,768	86,270
Depreciation and amortization	845	845	282	281
Total selling, general and administrative expenses	210,559	374,547	57,050	86,551

LOSS FROM OPERATIONS	(210,559)	(347,172)	(57,050)	(86,551)

OTHER (INCOME) EXPENSE
Interest expense	101,955	172,701	34,891	43,601
Gain on settlement of debt	(15,714)	--	--	--
Total other (income) expense	86,241	172,701	34,891	43,601

LOSS BEFORE PROVISION FOR
INCOME TAXES	(296,800)	(519,873)	(91,941)	(130,152)

PROVISION FOR INCOME TAXES	-	-	-	-

LOSS BEFORE PREFERRED DIVIDENDS	(296,800)	(519,873)	(91,941)	(130,152)

PREFERRED DIVIDENDS	41,137	41,288	13,863	13,863

NET LOSS APPLICABLE TO COMMON SHARES	$(337,937)	$(561,161)	$(105,804)	$(144,015)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	524,286,257	287,054,207	541,810,067	310,158,714

The accompanying notes are an integral part of these condensed consolidated financial statements.

THOMAS PHARMACEUTICALS, LTD. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30,

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) before preferred dividends	$(296,800)	$(519,873)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation expense	845	845
Issuance of debt for compensation expenses	--	70,000
Beneficial interest on convertible debt	9,500	89,434
Gain on settlement of debt	(15,714)	--
Changes in certain assets and liabilities:
(Increase) in prepaid expenses and other assets	--	(294)
Increase in accounts payable and accrued liabilities	296,888	304,061
Total cash (used in) operating activities	(5,281)	(55,827)

CASH FLOWS FROM FINANCING ACTIVITIES:
Gross proceeds from debt financing	--	77,250
Total cash provided by financing activities	--	77,250

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,281)	21,423

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	6,557	9,705

CASH AND CASH EQUIVALENTS – END OF PERIOD	$1,276	$31,128

CASH PAID DURING THE PERIOD FOR:
Interest expense	$-	$-
Income taxes	$-	$-

NON CASH TRANSACTIONS DURING THE PERIOD:
Convertible debenture issued for unsecured debt	$42,500	$-
Common stock issued for settlement of unsecured debt	$1,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

THOMAS PHARMACEUTICALS, LTD. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)(Continued)

SUPPLEMENTAL CASH FLOW INFORMATION

For the nine months ended September 30, 2009:

a)	The Company issued 10,000,000 shares of Class A common stock as partial settlement of outstanding unsecured debt, valued at $1,000.

b)	The Company issued 54,000,000 shares of Class A common stock to iVoice, Inc. as repayment of principal on an outstanding convertible debenture, valued at $4,320.

c)	The Company issued a 6% convertible debenture as settlement of outstanding unsecured debt, valued at $42,500.

d)	The Company accrued $41,137 of preferred stock dividends.

For the nine months ended September 30, 2008:

a)
The Company issued 96,600,000 shares of Class A common stock to iVoice, Inc. as repayment of principal on an outstanding convertible debenture, valued at $61,800. The difference in the market value and the reduction in debt of $8,928 was charged to beneficial interest in the amount of $52,872.

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

d)	The Company accrued $41,288 of preferred stock dividends.

e)	The Company converted its outstanding accounts due to iVoice, Inc. for unpaid administrative services in the amount of $71,302 into a convertible promissory note.

The accompanying notes are an integral part of these condensed consolidated financial statements.

THOMAS PHARMACEUTICALS, LTD. AND SUBSIDIARY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2009 AND 2008

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
SEPTEMBER 30, 2009 AND 2008
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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash or cash equivalents. As of September 30, 2009 and December 31, 2008, the Company has no cash equivalents.

The Company maintains cash and cash equivalents with a financial institution, which is insured by the Federal Deposit Insurance Corporation up to $250,000. The Company had no uninsured cash balances at September 30, 2009 or December 31, 2008.

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

Advertising Costs

Advertising costs are expensed as incurred and are included in selling and marketing expenses.  For the nine months ended September 30, 2009 and 2008, the Company incurred $0 in advertising costs.

Income Taxes

Prior to November 2007, the Company was a subsidiary of iVoice and as such, its results of operations were reported as part of the consolidated federal income tax returns of iVoice. Upon the spin-off from iVoice, Inc, the Company will no longer be included in the consolidated returns of iVoice, Inc and will be required to account for income taxes in accordance with provisions of ASC 740 “Income Taxes”, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income taxes and liabilities are computed annually for differences between the financial statement and the tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Accounting for Certain Financial Instruments With Characteristics of both Liabilities and Equity – Change in Accounting  Principle.

As of June 30, 2009 we have adopted ASC 480 “Distinguishing Liabilities from Equity”. Previously, we had accounted for our variable weighted average priced convertible debt instruments in accordance with ASC 815-40 “Contracts in Entity’s Own Equity”, solely based on the variability in the shares to be issued in our convertible debt instruments. Upon further review of ASC 470-20-65-2 “Transition Related to EITF Issue No. 08-4, Transition Guidance for Conforming Changes to Issue No. 98-5” and ASC 480, we have changed our accounting policy to account for the conversion feature as a debt discount without bifurcating any additional component from the debt instrument as a derivative. We believe that the treatment under ASC 480, among the diversity in accounting treatments that exist, is more appropriate. Due to our change in accounting principle we have retroactively updated our financial statements as of December 31, 2008 and for the three and nine months ended September 30, 2008.

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
SEPTEMBER 30, 2009 AND 2008
Loss Per Share of Common Stock

Historical net loss per common share is computed using the weighted average number of common shares outstanding. Common stock equivalents were not included in the computation of diluted earnings per share when the Company reported a loss because to do so would be antidilutive for periods presented.

The following is a reconciliation of the computation for basic and diluted EPS:

	Nine months ended September 30,
	2009	2008

Net (loss) applicable to common shares	$(337,937)	$(561,161)

Weighted-average common shares
Outstanding	524,286,257	287,054,207

Net (loss) per share (basic and diluted)	$(0.00)	$(0.00)

The Company has shares issuable upon conversion of the iVoice Convertible Debentures, the iVoice Promissory Notes, the Thomas Acquisition Convertible Debenture and the Series B Convertible Preferred Stock. At September 30, 2009 and 2008, the Company had common stock equivalents of 19,890,034,694 and 19,995,300,000, respectively.

Recent Accounting Pronouncements

In May 2009, the FASB issued ASC 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The Company adopted FASB ASC 855 effective April 1, 2009 and has evaluated subsequent events after the balance sheet date of September 30, 2009 through the date the financial statements were issued.

In June 2009, the FASB issued Accounting Standards Update 2009-01, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“ASC”) is intended to be the source of authoritative U.S. generally accepted accounting principles (“GAAP”) and reporting standards as issued by the Financial Accounting Standards Board. Its primary purpose is to improve clarity and use of existing standards by grouping authoritative literature under common topics. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification does not change or alter existing GAAP and there was no impact on our consolidated financial position or results of operations.

In August 2009, the FASB issued Accounting Standards Update 2009-05, “Fair Value Measurements and Disclosures (Topic 820)”. The purpose of this Update is to clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using a valuation technique that uses either the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets. This guidance is effective upon issuance. There was no material impact to the Company from the adoption of this standard.

In October 2009, the FASB issued Accounting Standards Update 2009-13, “Revenue Recognition (Topic 605)”. This Update provides amendments to the criteria in Subtopic 605-24 for separating consideration in multiple-deliverable revenue arrangements. It establishes a hierarchy of selling prices to determine the selling price of each specific deliverable which includes vendor-specific objective evidence (if available), third-party evidence (if vendor-specific evidence is not available), or estimated selling price if neither of the first two are available. This Update also eliminates the residual method for allocating revenue between the elements of an arrangement and requires that arrangement consideration be allocated at the inception of the arrangement. Finally, this Update expands the disclosure requirements regarding a vendor’s multiple-deliverable revenue arrangements. This Update is effective for fiscal years beginning on or after June 15, 2010. We do not anticipate any material impact from this Update.

THOMAS PHARMACEUTICALS, LTD. AND SUBSIDIARY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2009 AND 2008

NOTE 3 – FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted ASC 820 “Fair Value Measurements and Disclosures” (previously Statement of Financial Accounting Standards No. 157, Fair Value Measurements). This Statement defines fair value for certain financial and nonfinancial assets and liabilities that are recorded at fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This guidance applies to other accounting pronouncements that require or permit fair value measurements. The adoption of ASC 820 had no effect on the Company’s condensed consolidated financial position or results of operations.

NOTE 4 – CONVERTIBLE DEBENTURES

On January 6, 2006 the Company issued to iVoice a $360,000 secured convertible debenture due on January 1, 2013 bearing interest of 10%, compounded quarterly. During the nine months ended September 30, 2009, the Company issued 54,000,000 shares of Class A common stock as repayment of principal of $4,320. As of September 30, 2009 the remaining principal balance of the convertible debenture was $343,312 plus $158,774 of accrued interest.

On January 6, 2006 the Company issued to iVoice a $100,000 administrative service convertible debenture due on January 1, 2013 bearing interest of 10%, compounded quarterly. This debenture is issued in lieu of payments on the Administrative Services Agreement of the same date. As of September 30, 2009 the remaining principal balance of the convertible debenture was $100,000 plus $44,594 of accrued interest.

On April 27, 2006 the Company issued to iVoice a $225,000 secured convertible debenture due on January 1, 2013 bearing interest of 10%, compounded quarterly. As of September 30, 2009 the remaining principal balance of the convertible debenture was $225,000 plus $90,725 of accrued interest.

On February 7, 2007, the Company issued to iVoice a $25,000 secured convertible debenture due on February 6, 2014 bearing interest of 10%, compounded quarterly. As of September 30, 2009 the remaining principal balance of the convertible debenture was $25,000 plus $7,452 of accrued interest.

The Company can redeem a portion or all amounts outstanding under the iVoice Convertible Debentures at any time upon thirty (30) business days advanced written notice.  The redemption price shall be equal to one hundred twenty-five percent (125%) multiplied by the portion of the principal sum being redeemed, plus any accrued and unpaid interest.

iVoice may, at its discretion, convert the outstanding principal and accrued interest, in whole or in part, into a number of shares of Thomas Pharmaceuticals Class A Common Stock at the price per share equal to eighty percent (80%) of the lowest closing bid price of the Common Stock for the five (5) trading days immediately preceding the conversion date. The Company determined that the conversion feature of the iVoice Debentures met the criteria of ASC 480 as it could result in the note being converted into a variable number of shares. At the commitment dates, the Company determined the value of the iVoice Convertible Debentures to be an aggregate $832,957, which represented their face values of $710,000 plus the present values of the liability for the conversion features of $122,957. The Company recorded the $122,957 to interest expense at the commitment dates of the debentures.  The difference between the fair value of the conversion feature and the present value is being accreted through interest expense.  As of September 30, 2009 and 2008, an expense of $5,795 and $5,859 was recorded as interest expense for the accretion of the discount from the liability of the conversion feature.

On March 30, 2009, the Company issued to Bagell Josephs Levine & Co, LLC (“BJL”) a $42,500 convertible debenture (the “BJL Debenture”) due on March 30, 2012 bearing interest of 6% per annum. BJL may, at its discretion, convert the outstanding principal and accrued interest, in whole or in part, into a number of shares of Thomas Pharmaceuticals Class A Common Stock at the price per share equal to ninety eighty percent (98%) of the lowest closing bid price of the Common Stock for the five (5) trading days immediately preceding the conversion date. The Company determined that the beneficial conversion feature of the BJL Debenture met the criteria of ASC 480 and therefore the conversion feature was accounted at its intrinsic value of $867 and was charged to interest expenses on the consolidated statements of operations.

The aggregate principal value of the iVoice and BJL debentures at September 30, 2009 is $735,812.

NOTE 5 – NOTES PAYABLE

CURRENT PORTION

As part of the merger with Thomas NY, the Company assumed a $20,000 promissory note due to Jana M. Wesley which bears interest at the rate of 5% per annum, compounded annually.  The promissory note matured on January 19, 2009 with a lump sum payment due of any remaining principal and interest. As of the date of this filing, the Company is in default of this obligation and will incur additional interest charges at a rate of the lesser of 15% per annum or the maximum interest rate provided by law, and the interest shall be payable monthly. As of September 30, 2009, the unpaid balance on the promissory note is $20,000 plus accrued interest of $6,851.

THOMAS PHARMACEUTICALS, LTD. AND SUBSIDIARY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2009 AND 2008

On June 10, 2008, the Company received $77,250 from iVoice, Inc. for an initial investment in Small Cap Advisors. The Company secured the receipt with a convertible promissory note, at an interest of prime plus 1 (4.25% at September 30, 2009) percent per annum. Additional amounts may be added to this note based on any unpaid administrative service fees and will accrue interest at the above specified rate from date of advance until paid. The principal and interest shall be due and payable as follows: (a) interest shall accrue monthly on the unpaid balance and shall be paid annually, and (b) principal shall be payable on demand. As of September 30, 2009, the balance due on the note is $69,650, plus accrued interest of $4,604.

On June 11, 2008, the Company converted its outstanding accounts due to iVoice, Inc. for unpaid administrative services in the amount of $47,302 into a convertible promissory note at the rate of prime plus 1 (4.25% at September 30, 2009) percent per annum. Additional amounts may be added to this note based on any unpaid administrative service fees and will accrue interest at the above specified rate from date of advance until paid. The principal and interest shall be due and payable as follows: (a) interest shall accrue monthly on the unpaid balance and shall be paid annually, and (b) principal shall be payable on demand. At September 30, 2009, the principal balance of the note is $71,302, plus accrued interest of $3,797.

The Company determined that the beneficial conversion feature of the iVoice convertible promissory notes met the criteria of ASC 480 and therefore the conversion feature was accounted at its intrinsic value of $35,239  and was charged to interest expenses on the consolidated statements of operations.

On April 16, 2008 and May 7, 2008, the Company executed a consulting agreement with Jerome Mahoney and an employment agreement with Mark Meller, respectively. As part of their individual compensation agreements, the Company issued two five (5) year promissory notes in the amount of $35,000, each, for signing bonuses. The notes carry interest charges of 3% per annum and are convertible into Class B common stock on a dollar for dollar basis plus accrued interest. As of September 30, 2009, the balance due on the notes is $35,000 each, plus accrued interest of $1,530 and $1,467, respectively.

The aggregate principal balances of the promissory notes at September 30, 2009 is $230,952.

LONG TERM PORTION

On January 26, 2007, Thomas Acquisition issued to an investor a debenture in the principal amount of $103,200 convertible into Class A Common Stock of Thomas Pharmaceuticals and a debenture in the principal amount of $96,800 convertible into Series B Convertible Preferred Stock of the Company. The $103,200 convertible debentures provide that, at the holder’s option, principal and interest due on the debentures can be converted into the number of shares of the Company’s Class A Common Stock determined by dividing the amount of the debenture being converted by a 20% discount to the lowest closing bid price of the Company’s Class A Common Stock for the five trading days before the conversion date.  The $96,800 convertible debentures provide that, at the holder’s option, principal and interest due on the debentures can be converted into the Company’s Series B Convertible Preferred Stock having a stated value of $1,000 per share. The $103,200 convertible debenture was secured with the assets of the Company, subordinate to the security interest previously granted to iVoice. The net proceeds of $160,000 from the convertible debentures were loaned to the Company in the form of a Promissory Note. The Promissory Note bears interest at the rate of ten percent per annum and the term shall be seven (7) years and shall be due and payable on January 8, 2014. On February 12, 2007, the Company repaid $6,000 that was applied to the principal balance of the promissory note. As of September 30, 2009, the unpaid balance on the promissory note is $154,000 plus accrued interest of $41,865.

The Company determined that the beneficial conversion feature of the Thomas Acquisition Debentures met the criteria of ASC 480 and therefore the conversion feature was accounted at its intrinsic value of $50,000 and was charged to interest expenses on the consolidated statements of operations.

NOTE 6 - LIABILITY FOR CONVERSION FEATURE

In accordance with ASC 480 “Distinguishing Liabilities from Equity”, the conversion feature of the iVoice Convertible Debentures, the iVoice Promissory Notes, the Thomas Acquisition Convertible Debentures and the BJL Debentures has an aggregate intrinsic value of $263,606 and had a present value of $185,186 at issuance. The difference is being accreted over the term of the debt to interest expense and its current value is $218,701 at September 30, 2009. Interest expense for the nine months ended September 30, 2009 include a charge of $8,711 for accretion and new charges for the period.

NOTE 7 - RELATED PARTY TRANSACTIONS

In addition to the financing provided, iVoice provided administrative services and other miscellaneous support to the Company from time to time. As of January 1, 2009, iVoice no longer provides administrative services to the Company. For the nine months ended September 30, 2009 and 2008, the Company has recorded $0 and $52,000 of these charges in the financial accounts of the Company. As of September 30, 2009, the unpaid balance of the current accounts due was transferred to a secured promissory note payable to iVoice. These amounts will remain unpaid until the Board of Directors determines that the Company has sufficient liquidity to make such payments.

THOMAS PHARMACEUTICALS, LTD. AND SUBSIDIARY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2009 AND 2008

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

On March 1, 2007, the Company entered into an administrative services agreement with iVoice which became effective at the time of the distribution and replaced the administrative services agreement entered into on January 6, 2006. Under this agreement, iVoice provides the Company with physical premises, contract review, sales issuance, invoicing and collection services, financial accounting and reporting, claims administration and reporting, and other areas where the Company needs transitional assistance and support. Under the administrative services agreement, iVoice provides the Company substantially the same level of service and use substantially the same degree of care as iVoice’s personnel provided and used in providing such services prior to the execution of the agreement. For these services, the Company will pay iVoice a fee of $4,000 per month. On June 11, 2008, the administrative services agreement was amended to provide that any fees that are earned and remain unpaid shall be converted into a secured convertible promissory note which shall accrue interest at prime plus 1% (4.25% at September 30, 2009) per annum. As of January 1, 2009, iVoice no longer provides administrative services to the Company. As of September 30, 2009, the unpaid fees in the amount of $71,302 were converted to the promissory note and remain unpaid.

On June 10, 2008, the Company entered into an administrative services agreement with iVoice on behalf of its wholly owned subsidiary, Small Cap Advisors. Under this agreement, iVoice provides the Company with physical premises, contract review, sales issuance, invoicing and collection services, financial accounting and reporting, claims administration and reporting, and other areas where the Company needs transitional assistance and support. For these services, Small Cap Advisors will pay iVoice a fee of $4,000 per month. In addition, fees that are earned and remain unpaid at the end of a month shall be added to iVoice secured convertible promissory note which shall accrue interest at prime plus 1% (4.25% at September 30, 2009) per annum. As of January 1, 2009, iVoice no longer provides administrative services to the Company. As of September 30, 2009, the unpaid fees in the amount of $19,400 were converted to the promissory note and remain unpaid.

On May 22, 2008, the Company entered into a consulting agreement with Jerome Mahoney to provide consulting services on strategic plans, policies and procedures, acquisitions, personnel matters and other assignments as directed by the Chief Executive Officer. As consideration, the Company will pay Mr. Mahoney the sum of $80,000 the first year with an annual increase of 10% every year thereafter. This compensation may be paid in Class B Common Stock, in lieu of cash, at the option of Board of Directors. In addition, the Company issued a five (5) year promissory note in the amount of $35,000 for a signing bonus. The promissory note carries an interest charge of 3% per annum and is convertible into Class B common stock on a dollar for dollar basis plus accrued interest. As of September 30, 2009, the total unpaid compensation in the amount of $148,120 is due and owing.

On May 22, 2008, the Company entered into an Employment Agreement with Mark Meller to serve as its Chief Executive Officer and Director through May 7, 2013 at an annual salary of $80,000 with an annual increase of 10% every year thereafter. This compensation may be paid in Class B Common Stock, in lieu of cash, at the option of Board of Directors. In addition, the Company issued a five (5) year promissory note in the amount of $35,000 for a signing bonus. The promissory note carries an interest charge of 3% per annum and is convertible into Class B common stock on a dollar for dollar basis plus accrued interest. On September 29, 2009, Mr. Meller resigned his positions with the Company and the board accepted his resignation. At the time of Mr. Meller’s resignation, the Company had accumulated unpaid compensation of $129,839 which is due and owing in cash or Class A Common Stock, as determined by the Board of Directors.

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

THOMAS PHARMACEUTICALS, LTD. AND SUBSIDIARY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2009 AND 2008

On August 7, 2008, the intellectual property attorney Ursula Day asserted a claim against the Company for unpaid bills equal to $9,547.  The Company had been in discussions attempting to resolve this dispute. However, counsel for Ms. Day has been uncooperative in providing us the support necessary for Ms. Day to substantiate her claim.

On January 22, 2009, the accounting firm of Rosen, Seymour, Shapss, Martin & Company LLP (“Rosen”) filed suit against the Company for the sum of $25,000 claiming that the Company did not pay the accounting firm fees previously agreed upon.  Rosen has entered a default judgment against the Company.

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

As of September 30, 2009 and 2008, there are no shares issued and outstanding.

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

As of September 30, 2009 and 2008, there are 550 shares issued and outstanding.

THOMAS PHARMACEUTICALS, LTD. AND SUBSIDIARY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2009 AND 2008

b)	Class A Common Stock

Class A Common Stock consists of 10,000,000,000 shares with no par value.  As of September 30, 2009, there are 541,810,067 shares issued and outstanding. As of September 30, 2008, there are 347,876,105 shares issued and outstanding.

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

For the nine months ended September 30, 2009, the Company had the following transactions in its Class A common stock:

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

For the nine months ended September 30, 2008, the Company had the following transactions in its Class A common stock:

The Company issued 96,600,000 shares of Class A common stock to iVoice, Inc. as repayment of principal on an outstanding convertible debenture, valued at $61,800. The difference in the market value and the reduction in debt of $8,928 was charged to beneficial interest in the amount of $52,872.

c)	Class B Common Stock

Class B Common Stock consists of 50,000,000 shares with no par value.  As of September 30, 2009 and 2008 there are no shares issued and outstanding.

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
SEPTEMBER 30, 2009 AND 2008

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

NOTE 10 - INCOME TAXES

Deferred income taxes will be determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities.  Deferred income taxes will be measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return.  Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. At September 30, 2009 and December 31, 2008 deferred tax assets consist of the following:

	September 30, 2009	December 31, 2008
Deferred tax assets	$470,000	$350,000
Less: Valuation allowance	(470,000)	(350,000)
Net deferred tax assets	$0	$0

At September 30, 2009 and December 31, 2008, the Company had a federal net operating loss carry forwards in the approximate amount of $1,175,000 and $875,000, respectively, available to offset future taxable income.  The Company established a valuation allowance equal to the full amount of the deferred tax asset due to the uncertainty of the utilization of the operating loss in future periods. Prior to the spin-off from iVoice, Inc, the Company was a subsidiary of iVoice and as such, did not have its’ own federal tax liability or federal net operating loss carry forward.

NOTE 11 - GOING CONCERN

The Company has sustained net operating losses, has a deficit working capital and has negative cash flows from operations for the year ended December 31, 2008 and for the nine months ended September 30, 2009. There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

THOMAS PHARMACEUTICALS, LTD. AND SUBSIDIARY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2009 AND 2008
NOTE 12 - RESTATEMENT

As of June 30, 2009 we have adopted ASC 480 “Distinguishing Liabilities from Equity”. Previously, we had accounted for our variable weighted average priced convertible debt instruments in accordance with ASC 815-40 “Contracts in Entity’s Own Equity”, solely based on the variability in the shares to be issued in our convertible debt instruments. Upon further review of ASC 470-20-65-2 “Transition Related to EITF Issue No. 08-4, Transition Guidance for Conforming Changes to Issue No. 98.5” and ASC 480, we have changed our accounting policy to account for the conversion feature as a debt discount without bifurcating any additional component from the debt instrument as a derivative. We believe that the treatment under ASC 480, among the diversity in accounting treatments that exist, is more appropriate. Due to our change in accounting principle we have retroactively updated our financial statements as of December 31, 2008 and for the three and nine months ended September 30, 2008.

The table below summarizes various accounts that were affected by the restatement:

	Restated	As Reported

Three months ended September 30, 2008
Net loss applicable to common shares	$(144,015)	$(199,895)

Nine months ended September 30, 2008
Net loss applicable to common shares	$(561,161)	$(682,749)

Year ended December 31, 2008
Total liabilities	$2,571,088	$3,022,847
Total stockholders’ deficit	$(2,557,579)	$(3,009,338)

NOTE 13 – SUBSEQUENT EVENTS

On October 27, 2009, the Board of Directors authorized management to negotiate and enter into an Employment Agreement or Consulting Agreement with Mr. Harold Halman to fill the vacant position of President of the Company. Mr. Halman has agreed to serve as Interim President until the Board of Directors formally accepts his assignment.

On November 16, 2009, Mr. Halman was also appointed to the position of President, Chief Executive Officer and Chief Financial Officer.

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

You should read the following discussion in conjunction with our audited financial statements and related notes included in the Form 10-K previously filed with the SEC. Our fiscal year currently ends on December 31, and each of our fiscal quarters ends on the final day of a calendar quarter (each March 31, June 30 and September 30). The following discussion contains forward-looking statements. Please see Forward-Looking Statements for a discussion of uncertainties, risks and assumptions associated with these statements

Overview

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

Results of Operations

Nine months ended September 30, 2009 compared to nine months ended September 30, 2008.

Total revenues for the nine months ended September 30, 2009 and 2008 were $0 and $27,375, respectively. There were no revenues in the nine months ended September 30, 2009. Revenues in the nine months ended September 30, 2008 were from the reversal of reserves recorded in 2007 for chargebacks, rebates and product returns as the criteria for meeting the recognition of this revenue has occurred in 2008.

Gross profit for the nine months ended September 30, 2009 and 2008 was $0 and $27,375, respectively. There is no gross profit in the nine months ended September 30, 2009. The gross profit for the nine months ended September 30, 2008 was the result of the sales of finished goods that had previously been written down to $0 and there were no costs on collections.

Operating expenses for the nine months ended September 30, 2009 and 2008 were $210,559 and $374,547, respectively, for a decrease of $163,988.  The decrease primarily consist of a decrease in executive salaries and taxes of $55,102, decreases of $48,279 in the curtailment of expenses in Small Cap Advisors, decrease of $52,000 in administrative services fees and other decreases in insurance and professional services when compared to the prior year.

Total other expense for the nine months ended September 30, 2009 was an expense of $86,241. This total was comprised of $92,455 of interest expense on the debentures and promissory notes and $9,500 accretion of discount from present value of conversion liability offset by $15,714 gain on the write-off of the Lebhar-Friedman debt in the settlement. Total other expense for the nine months ended September 30, 2008 was an expense of $172,701. This total was comprised of $89,434 of accretion of discount from present value of conversion liability and $83,267 of interest expense on the debentures and promissory notes. The increase in interest expense was related to the increase in convertible debt as compared to the prior year.

The restated loss before preferred dividends for the nine months ended September 30, 2009 and 2008 were $296,800 and $519,873, respectively. The decrease in the loss before preferred dividends of $223,073 was primarily the results of the lower operating expenses and the non-recurrence of the beneficial interest charge offset the gain on the write-off of debt in the current year.

Preferred dividends for the nine months ended September 30, 2009 and 2008 were $41,137 and $41,288, respectively. These dividends are accrued pursuant to the provisions of the Series B Convertible Preferred Stock and remain unpaid.

Three months ended September 30, 2009 compared to three months ended September 30, 2008.

Total revenues for the three months ended September 30, 2009 and 2008 were $0. There were no revenues in the three months ended September 30, 2009 or 2008.

Gross profit for the three months ended September 30, 2009 and 2008 were $0. There is no gross profit in the three months ended September 30, 2009 or 2008.

Operating expenses for the three months ended September 30, 2009 and 2008 were $57,050 and $86,551, respectively, for a decrease of $29,501.  The decrease primarily consists of a decrease in administrative service fees of $24,000 and decreases of $4,949 in the curtailment of expenses in Small Cap Advisors.

Total other expense for the three months ended September 30, 2009 was an expense of $34,891. This total was comprised of $31,987 of interest expense on the debentures and promissory notes and $2,904 accretion of discount from present value of conversion liability. Total other expense for the three months ended September 30, 2008 was an expense of $43,601. This total was comprised of $28,692 of interest expense on the debentures and promissory notes and $14,909 accretion of discount from present value of conversion liability. The increase in interest expense was related to the increase in convertible debt as compared to the prior year.

Loss before preferred dividends for the three months ended September 30, 2009 was $91,941. Restated loss for the three months ended September 30, 2008 was $130,152. The decrease in loss before preferred dividends of $38,211 was primarily the results of the lower operating expenses and total interest expenses when compared to the prior year.

Preferred dividends for the three months ended September 30, 2009 and 2008 were $13,863. These dividends are accrued pursuant to the provisions of the Series B Convertible Preferred Stock and remain unpaid.

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

During the nine months ended September 30, 2009, the Company had a net decrease in cash of $5,281. The Company’s principal sources and uses of funds were as follows:

Cash used by operating activities. The Company used $5,281 in cash for operating activities in the nine months ended September 30, 2009. The use of funds is primarily the result of the cash losses from operations sustained by the Company offset by increases in accounts payable and accrued expenses.

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

Thomas Pharmaceuticals, Ltd.

Date: November 16, 2009	By:	/s/ Harold Halman
Harold Halman
President, Chief Executive Officer and Chief Financial Officer

Index of Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certifications.

32.1	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.